Form 10-Q
period 2025-06-30
Slide Insurance Holdings, Inc.
filed 2025-08-12
CIK 1886428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42707

Slide Insurance Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1554861
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4221 W. Boy Scout Blvd., Suite 200 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 748-2030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SLDE	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2025, the registrant had 125,497,433 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Slide Insurance Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share and par value amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Invested assets:
Fixed-maturity securities, available-for-sale, at estimated fair value (amortized costs: $447,435 and $464,585, respectively and allowance for credit losses: $0 and $0 respectively)	$454,550	$464,966
Other investments, net	4,212	4,548
Total invested assets	$458,762	$469,514
Cash and cash equivalents	936,187	493,409
Restricted cash	648	631
Restricted cash - variable interest entity	478,913	295,802
Accrued interest income	5,786	5,569
Assumed premiums receivable	22,312	10,284
Premiums receivable, net of allowance for credit loss of $1,512 and $1,048, respectively	69,902	47,642
Reinsurance recoverable on paid losses net of allowance for credit loss: $0 and $0, respectively	45,243	—
Reinsurance recoverable on unpaid losses net of allowance for credit loss: $0 and $0, respectively	240,241	341,051
Prepaid reinsurance premiums	432,733	148,288
Deferred tax assets	15,742	17,371
Deferred policy acquisition costs	71,458	65,046
Advanced payments of premium tax liability	1,115	—
Property and equipment, net	12,812	13,578
Right-of-use lease asset, operating	7,701	8,390
Intangibles, net	3,900	7,692
Goodwill	2,603	2,603
Prepaid expenses	7,361	4,192
Other assets	610	865
Total assets	$2,814,029	$1,931,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$571,812	$595,487
Unearned premiums	720,394	696,310
Commissions payable	11,265	8,254
Advanced recoveries on reinsurance	—	4,844
Deferred revenue	90	90
Reinsurance premiums payable	444,554	70,452
Long-term debt, net	36,280	39,190
Interest rate swap liability	103	117
Income taxes payable	72,638	43,943
Advanced premiums	50,518	12,051
Premium tax liabilities	—	1,206
Accounts payable and accrued expenses	24,357	13,858
Lease liability, operating	8,374	9,063
Other liabilities	5,584	3,903
Total liabilities	$1,945,969	$1,498,768
Shareholders’ equity:
Common Stock (par value $0.01, 1,500,000,000 shares authorized, 125,243,157 and 56,224,168 issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	1,252	562
Preferred stock (par value $0.01, 150,000,000 shares authorized, 0 and 51,374,125 issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	—	514
Additional paid-in capital	389,731	122,607
Accumulated other comprehensive income, net of taxes	5,311	285
Retained earnings	471,766	309,191
Total shareholders’ equity	$868,060	$433,159
Total liabilities and shareholders’ equity	$2,814,029	$1,931,927

See Accompanying Unaudited Condensed Consolidated Notes

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Gross premiums written	$435,384	$348,336	$713,633	$592,964
Change in unearned premiums	(96,726)	(87,769)	(24,084)	(95,036)
Gross premiums earned	338,658	260,567	689,549	497,928
Ceded premiums earned	(94,799)	(65,601)	(179,649)	(114,854)
Net premiums earned	243,859	194,966	509,900	383,074
Net investment income	15,040	12,151	28,848	21,714
Policy fees	2,455	1,971	3,988	2,920
Other income	253	43	464	549
Total revenue	$261,607	$209,131	$543,200	$408,257
Expenses:
Losses and loss adjustment expenses incurred, net	91,369	89,520	175,130	168,541
Policy acquisition and other underwriting expenses	32,096	17,782	60,668	34,862
General and administrative expenses	37,935	26,752	79,314	53,833
Interest expense	895	1,307	1,830	1,587
Depreciation expense	1,117	363	2,262	680
Amortization expense	1,898	1,958	3,792	3,946
Total expenses	$165,310	$137,682	$322,996	$263,449
Net income before income tax expense	96,297	71,449	220,204	144,808
Income tax expense	26,225	17,707	57,629	36,353
Net income	$70,072	$53,742	$162,575	$108,455
Basic income earnings per share	$1.05	$0.96	$2.63	$1.93
Diluted income earnings per share	$0.56	$0.45	$1.30	$0.90

See Accompanying Unaudited Condensed Consolidated Notes

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$70,072	$53,742	$162,575	$108,455
Other comprehensive income:
Unrealized gains (losses) on securities	2,096	(1,771)	6,734	(3,895)
Other comprehensive gain (loss), before tax	2,096	(1,771)	6,734	(3,895)
Income tax expense on other comprehensive gain (loss) on investments	545	(449)	1,708	(986)
Income tax expense on other comprehensive gain (loss)	545	(449)	1,708	(986)
Other comprehensive gain (loss)	1,551	(1,322)	5,026	(2,909)
Comprehensive income	$71,623	$52,420	$167,601	$105,546

See Accompanying Unaudited Condensed Consolidated Notes

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollar amounts in thousands)

	Common Stock (a)		Preferred Stock (a)		Additional Paid-in	Retained	Accumulated Other Comprehensive		Total Shareholders’
	Shares	Amount	Shares	Amount	Capital (a)	Earnings	Income		Equity
Balance as of March 31, 2024	56,224,168	562	50,833,288	508	126,142	162,779	1,005		290,996
Stock-based compensation	—	—	—	—	271	—	—		$271
Net income	—	—	—	—	—	53,742	—		$53,742
Other comprehensive gain (loss)	—	—	—	—	—	—	(1,322)		$(1,322)
Balance as of June 30, 2024	56,224,168	562	50,833,288	508	126,413	216,521	(317)		343,687

Balance as of March 31, 2025	56,893,293	569	51,374,125	514	125,912	401,694	3,760		532,449
Exercise of vested common stock options	27,500	—	—	—	—	—	—		—
Other financing activities	—		—	—	(2,512)	—	—		(2,512)
Vesting of RSUs	281,573	2	—	—	(2)	—	—		—
Stock-based compensation	—	—	—	—	3,000		—		3,000
Net income	—	—	—	—	—	70,072	—		70,072
Other comprehensive income	—	—	—	—	—	—	1,551		1,551
Conversion of Preferred Stock to Common Stock as part of IPO	51,374,125	514	(51,374,125)	(514)	—	—	—		—
Initial Public Offering	16,666,667	167	—	—	263,333	—	—	—	263,500
Balance as of June 30, 2025	125,243,158	1,252	—	—	389,731	471,766	5,311		868,060

(a) All Common Stock share and related dollar information, all Preferred Stock share and related dollar information and Additional Paid-in Capital has been adjusted to reflect the 5.5-for-1 stock split effective June 18, 2025 as discussed in Note 1.

See Accompanying Unaudited Condensed Consolidated Notes

	Common Stock (a)		Preferred Stock (a)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital (a)	Earnings	Income	Equity
Balance as of December 31, 2023	56,224,168	$562	50,833,288	$508	$125,870	$108,066	$2,592	$237,598
Stock-based compensation	—	—	—	—	543	—	—	$543
Net income	—	—	—	—	—	108,455	—	$108,455
Other comprehensive gain (loss)	—	—	—	—	—	—	(2,909)	$(2,909)
Balance as of June 30, 2024	56,224,168	562	50,833,288	508	126,413	216,521	(317)	343,687

Balance as of December 31, 2024	56,224,168	562	51,374,125	514	122,607	309,191	285	433,159
Exercise of vested common stock options	690,041	7	—	—	646	—	—	653
Other financing activities	—	—	—	—	(2,867)	—	—	(2,867)
Vesting of RSUs	288,157	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	6,014	—	—	6,014
Net income	—	—	—	—	—	162,575	—	162,575
Other comprehensive income	—	—	—	—	—	—	5,026	5,026
Conversion of Preferred Stock to Common Stock as part of IPO	51,374,125	514	(51,374,125)	(514)	—	—	—	—
Initial Public Offering	16,666,667	167	—	—	263,333	—	—	263,500
Balance as of June 30, 2025	125,243,158	1,252	—	—	389,731	471,766	5,311	868,060

(a) All Common Stock share and related dollar information, all Preferred Stock share and related dollar information and Additional Paid-in Capital has been adjusted to reflect the 5.5-for-1 stock split effective June 18, 2025 as discussed in Note 1.

See Accompanying Unaudited Condensed Consolidated Notes

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$162,575	$108,455
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	6,055	4,626
Deferred income tax expense	(79)	3,955
Stock-based compensation	6,014	543
Amortization of deferred loan costs	386	—
Gain on sale of investments	(6)	(8)
Net amortization of premiums on investments in fixed-maturity securities	(1,492)	(1,564)
Change in value of interest rate swap	(14)	(361)
Change in operating assets and liabilities:
Accrued interest income	(217)	(1,850)
Premiums receivable	(34,288)	33,567
Reinsurance recoverable on paid losses	(50,087)	7,402
Reinsurance recoverable on unpaid losses	100,810	26,732
Prepaid reinsurance premiums	(284,445)	(281,000)
Prepaid expenses	(3,169)	(7,481)
Deferred policy acquisition costs	(6,412)	(17,116)
Other assets	255	(1,354)
Loss and loss adjustment expense reserves	(23,675)	44,120
Unearned premiums	24,084	107,763
Advanced premiums	38,467	33,250
Income taxes payable	28,695	(26,317)
Premium taxes payable	(2,321)	3,125
Commissions payable	3,011	7,948
Reinsurance premiums payable	374,102	224,966
Accounts payable and accrued expenses	10,499	3,443
Net lease liability, net	—	(4)
Other liabilities	1,681	2,496
Net cash provided by operating activities	$350,429	$275,336
Cash flows from investing activities:
Purchase of fixed-maturity securities available-for-sale	(39,418)	(167,485)
Proceeds from maturities and redemptions of fixed-maturity securities available -for-sale	58,066	25,059
Proceeds from redemption of other investments	336	336
Purchase of property and equipment	(1,496)	(4,266)
Net cash provided by (used in) investing activities	$17,488	$(146,356)
Cash flows from financing activities:
Proceeds from issuance of common stock	652	—
Other financing costs	(2,867)	—
Issuance of long-term debt	—	40,000
Payment of debt issuance costs	(296)	(3,692)
Repayment of long-term debt	(3,000)	(29,081)
Proceeds from issuance of initial public offering	263,500	—
Net cash provided by financing activities	$257,989	$7,227
Net increase in cash	625,906	136,207
Cash, cash equivalents and restricted cash, beginning of period	789,842	442,362
Cash, cash equivalents and restricted cash, end of period	$1,415,748	$578,569
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest paid	$954	$1,385
Income taxes paid	$29,025	$58,519

See Accompanying Unaudited Condensed Consolidated Notes

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

1.
Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. As of June 30, 2025, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report for the year then ended December 31, 2024. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company's final prospectus to its registration statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") on June 18, 2025.

In preparing these interim financial statements, management has made judgments and estimates about the future, including climate-related risks and opportunities, that affect the application of accounting policies and the reported amounts of assets and liabilities, income and expenses. Actual results may differ from these estimates. The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those described in the last annual financial statement.

Nature of Business

Slide Insurance Holdings, Inc. (“SIH” or the “Company”) is a Delaware holding company incorporated on March 2, 2021. The Company was organized for the purpose of holding investments in operating subsidiaries engaged in property and casualty insurance activities. Subsidiaries include:

Slide Insurance Company (“SIC”) – a wholly owned property casualty insurance company currently writing homeowners insurance policies in Florida and South Carolina.

Slide MGA, LLC (“SMGA”) – a wholly owned managing general agent that performs policy processing and claims administration for SIC.

Stat Claims Company (“STAT”) – a wholly owned claims administrator.

Trusted Mitigation Contractors (“TMC”) – a wholly owned broker of contractors and loss mitigation service providers.

Slide Reinsurance Holdings, LLC (“Slide Re”) – a wholly owned reinsurance company and owner of the segregated cell (White Rock Insurance, Ltd., account T104).

Slide Technologies, LLC (“Slide Tech”) – a wholly owned subsidiary that will license software developed by the Company. This entity has not begun operations.

SJIG Target, LLC (“SJIG”) – a wholly owned non operating entity that holds contractual renewal rights to a portion of the policies issued by SIC.

Clegg Insurance Advisors, LLC (“Homefront”) – a wholly owned insurance agency acquired by the Company during 2022.

SIH Technologies, LLP (“Slide India”) – a wholly owned non-operating entity that is in the process of being dissolved.

Pawtucket Insurance Company (“Pawtucket”) – a wholly owned property casualty insurance company licensed in New York, New Jersey, Rhode Island and South Carolina. Pawtucket was acquired in February 2025 and had no assets, liabilities or capital and had not written any insurance policies. The license for Pawtucket was acquired in FY2021, and the Company recorded the associated intangible assets in 2021. The Rhode Island Department of Business Regulation; Division of Insurance approved the acquisition in February of 2025, which is when Pawtucket legally became a wholly owned subsidiary of the Company.

SIC is domiciled in the state of Florida and is a wholly owned subsidiary of SIH. The insurance subsidiary was incorporated on February 17, 2022, and commenced operations on March 1, 2022, after receiving its Certificate of Authority from the Florida

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Department of Financial Services, Office of Insurance Regulation (the “FLOIR”). SIC provides homeowners insurance coverage to policyholders in Florida and South Carolina, with Florida policyholders representing 99% of direct written premiums written for the three months ended June 30, 2025.

SIC is subject to the broad administrative powers of the FLOIR, which include, but are not limited to, limitation of dividends distributable, modification of management services and tax-sharing agreements, limitations on new and renewal business, and requirements for capital and surplus.

SIH filed its original certificate of incorporation with the Secretary of State of the State of Delaware on March 2, 2021, and was authorized to issue 40.0 million shares of common stock at par value of $0.01 per share and 20.0 million shares of preferred stock at par value of $0.01 per share. The Company issued and had outstanding 10.2 million shares of common stock as of December 31, 2024. The Company issued and had outstanding 9.3 million shares of preferred stock as of December 31, 2024, pre stock split.

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2025, there were 125.2 million shares of common stock outstanding and 0 shares of preferred shares outstanding.

Stock Split

On June 18, 2025, the Company effected a 5.5-for-1 stock split of the common stock and preferred stock, respectively. All common stock and preferred stock and per share information included in the accompanying condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect this unit split for all periods presented.

Completion of Initial Public Offering

On June 18, 2025, the Company closed its initial public offering ("IPO") of 24.0 million shares of its common stock, of which 16.7 million shares were sold by the Company and 7.3 million shares were sold by certain selling stockholders, at an initial public offering price of $17.00 per share for gross proceeds of $408.0 million. The Company received net proceeds of approximately $263.5 million, net of approximately $19.8 million of underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares of its common stock by selling stockholders. The Company recorded the transaction within common stock and additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2025. All preferred stock was converted to common stock upon the completion of the IPO.

On June 25, 2025, the underwriters fully exercised their option to purchase an additional 3.6 million shares of common stock from certain selling stockholders of the Company. The purchase of the additional shares brought the gross proceeds from the IPO to $469.2 million. The Company did not receive any proceeds from the sale by such selling stockholders of the additional shares.

Assumed Business

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. For the three and six months ended June 30, 2025, the Company was approved by the FLOIR to assume a total of 90,100 and 266,150 policies. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three and six months ended June 30, 2025, the Company assumed approximately 14,200 and 26,400 policies, representing $52.4 million and $104.8 million in annualized gross premiums.

For the three and six months ended June 30, 2024, the Company was approved by the FLOIR to assume a total of 25,000 and 110,000 policies. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three and six months ended June 30, 2024, the Company assumed approximately 16,000 and 64,600 policies, representing $37.2 million and $207.6 million in annualized gross premiums. For the year ended December 31, 2024, the Company was approved by the FLOIR to assume a total of 275,600 policies from Citizens. In 2024, approximately 136,000 policies were assumed from Citizens, representing approximately $484.1 million in annualized gross written premiums related to these transactions.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Adoption of New Accounting Standard

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01 Leases (Topic 842): Common Control Arrangements. For public entities, this update amends the required amortization period for leasehold improvements associated with common control leases to be over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the asset through a lease. In addition, if the lessor is sub-leasing the asset while simultaneously leasing the asset from an entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. Once the lessee no longer controls the use of the asset, the asset will be accounted for as a transfer between entities under common control through an adjustment to equity. ASU 2023-01 was adopted by the Company effective January 1, 2024 and does not have a material impact on its financial position.

Consolidation Policy

The Financial Statements include the accounts of the Company, its wholly owned subsidiaries and Variable Interest Entities (“VIEs”) in which the Company is determined to be the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued, and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision making ability and its ability to influence activities that significantly affect the economic performance of the VIE.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Segment Information

The insurance segment derives revenues from direct and assumed premiums written and premiums are earned pro rata over the terms of the policies, or remaining term of the policy for policies assumed post their origination date. Revenue is earned from policies from homeowners, which are annual policies. The accounting policies of the insurance segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) assesses performance for the insurance segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income and EBITDA. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses net income and EBITDA to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the insurance segment or into other parts of the entity, such as for acquisitions. The significant expenses reviewed by the CODM, which are used to assess performance of the company, are not disaggregated at a level lower than the captions disclosed within the Consolidated Statement of Operations. Net income is used to monitor budget versus actual results. The CODM also uses net income and EBITDA in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company has one reportable segment: insurance. The insurance segment provides residential homeowners insurance. The Company derives all revenue in the United States of America and manages the business activities on a consolidated basis. The Company’s CODM is the Chief Executive Officer.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

federal statutory rate. ASU 2023-09 is effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating its impact on income tax disclosure.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses,” which requires additional information about certain expenses in the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

The Company does not believe any of these accounting pronouncements have or will have a material impact on its consolidated financial statements.

2.
Basic and Diluted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income attributable to common stockholders	$70,072	$53,742	$162,575	$108,455
Weighted average shares outstanding	66,773	56,224	61,715	56,224
Basic earnings per share	$1.05	$0.96	$2.63	$1.93
Diluted earnings per share:
Net income attributable to common stockholders	$70,072	$53,742	$162,575	$108,455
Weighted average shares outstanding	66,773	56,224	61,715	56,224
Add effect of dilutive securities
Impact of convertible preferred stock	44,035	50,833	47,684	50,883
Impact of vested and unvested common stock options	13,218	12,739	13,354	12,811
Impact of RSU awards	1,953	—	2,039	—
Impact of convertible preferred stock warrants	—	661	—	662
Diluted weighted average common shares outstanding	125,979	120,457	124,792	120,580
Diluted earnings per share	$0.56	$0.45	$1.30	$0.90

The Company does not have any anti-dilutive shares for the three and six months ended June 30, 2025 and 2024, respectively.

3.
Fixed-Maturity Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in fixed-maturity securities available-for-sale at June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$155,030	$1,765	$(29)	$156,766
States, municipalities and political subdivisions	163,397	2,555	(224)	$165,728
Corporate Bonds	125,559	3,057	(40)	$128,576
Asset-Backed Securities	3,449	32	(1)	$3,480
	$447,435	$7,409	$(294)	$454,550

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$166,641	$418	$(776)	$166,283
U.S. states, territories and possessions	17,344	71	(193)	17,222
Industrial and miscellaneous	149,104	1,350	(429)	150,025
Special Revenue	106,681	527	(622)	106,586
Political subdivisions	23,061	187	(151)	23,097
Hybrid securities	1,754	—	(1)	1,753
	$464,585	$2,553	$(2,172)	$464,966

The amortized cost and estimated fair value of investments in fixed-maturity securities at June 30, 2025 and December 31, 2024, by contractual maturity, are shown below.

	June 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
In one year or less	$39,404	$39,443	$56,574	$56,666
After one year through five years	278,500	283,433	286,584	287,703
After five years through 10 years	120,085	122,342	112,702	112,117
After 10 years	9,446	9,332	8,725	8,480
	$447,435	$454,550	$464,585	$464,966

Actual maturities may differ from contractual maturities, as the issuers of the securities may have the right to call or prepay obligations with or without penalty.

The following tables show the Company’s investments estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025.

	June 30, 2025
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$4,272	$(9)	$1,714	$(20)	$5,986	$(29)
States, municipalities and political subdivisions	15,770	(218)	1,186	(6)	16,956	(224)
Corporate Bonds	10,473	(25)	2,913	(15)	13,386	(40)
Asset-Backed Securities	682	(1)	—	—	682	(1)
	$31,197	$(253)	$5,813	$(41)	$37,010	$(294)

A total of 43 securities had unrealized losses at June 30, 2025. The Company’s unrealized losses relate to its portfolio of fixed-maturity securities. The Company’s unrealized losses on its fixed maturity securities were caused by interest rate changes. The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

•
the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
•
the extent to which the market value of the security has been below its cost or amortized cost;
•
general market conditions and industry or sector specific factors and other qualitative factors;
•
nonpayment by the issuer of its contractually obligated interest and principal payments; and

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

•
the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

For the six months ended June 30, 2025, the Company recognized $0 credit loss expense related to fixed-maturity securities in the consolidated statements of income.

The following tables show the Company’s investments estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024.

	December 31, 2024
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$93,063	$(729)	$2,975	$(47)	$96,038	$(776)
U.S. states, territories and possessions	9,169	(193)	502	—	9,671	(193)
Industrial and miscellaneous	69,745	(389)	3,417	(40)	73,162	(429)
Special revenue	43,829	(604)	2,693	(17)	46,522	(621)
Political subdivisions	4,477	(151)	503	(1)	4,980	(152)
Hybrid securities	1,754	(1)	—	—	1,754	(1)
	$222,037	$(2,067)	$10,090	$(105)	$232,127	$(2,172)

A total of 125 securities had unrealized losses at December 31, 2024. The Company’s unrealized losses relate to its portfolio of fixed-maturity securities. The Company’s unrealized losses on its fixed-maturity securities were caused by interest rate changes. The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

•
the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
•
the extent to which the market value of the security has been below its cost or amortized cost;
•
general market conditions and industry or sector specific factors and other qualitative factors;
•
nonpayment by the issuer of its contractually obligated interest and principal payments; and
•
the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

For the year ended December 31, 2024, the Company recognized $0 credit loss expense related to fixed-maturity securities in the consolidated statements of income.

Proceeds from maturities, and redemptions of fixed-maturities securities were $58,066 and $25,059 for the six months ended June 30, 2025 and 2024, respectively, with realized gross gains of $6 and $8 on these sales, maturities, and redemptions respectively.

At June 30, 2025 and December 31, 2024, the Company had restricted cash of $479,561 and $296,433, respectively, consisting of funds on deposit with regulatory authorities, as required by law and funds held in trust by the VIE where the Company is the primary beneficiary.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Major categories of net investment income, excluding realized gains, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income:
Available-for-sale fixed-maturity securities	$5,382	$4,725	$10,885	$8,642
Cash and short-term investments	9,763	7,467	18,162	13,116
Other investments	113	148	233	298
Total investment income	$15,258	$12,340	$29,280	$22,056
Investment expenses	218	189	432	342
Net investment income	$15,040	$12,151	$28,848	$21,714

4.
Fair Value of Financial Assets and Liabilities

Valuation Hierarchy

The FASB established a valuation hierarchy for disclosure of the inputs used to measure estimated fair value. This hierarchy categorizes the inputs into three broad levels as follows:

•
Level 1 inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
•
Level 2 inputs to the valuation methodology are quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
•
Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the determination of estimated fair value of the assets or liabilities. Unobservable inputs reflect the entity’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table presents by level the financial assets carried at estimated fair value measured on a recurring basis as of June 30, 2025 and December 31, 2024. The table does not include assets which are measured at historical cost or any basis other than estimated fair value.

	June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$936,187	$936,187	$—	$—	$936,187
Restricted cash	648	648	—	—	648
Restricted cash - variable interest entity	478,913	478,913	—	—	478,913
Fixed-maturity securities	447,435	277,341	177,209	—	454,550
	$1,863,183	$1,693,089	$177,209	$—	$1,870,298
Liabilities:
Interest rate swap	$103	$—	$—	$103	$103

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$493,409	$493,409	$—	$—	$493,409
Restricted cash	631	631	—	—	631
Restricted cash - variable interest entity	295,802	295,802	—	—	295,802
Fixed-maturity securities	464,585	323,749	141,217	—	464,966
	$1,254,427	$1,113,591	$141,217	$—	$1,254,808
Liabilities:
Interest rate swap	$117	$—	$—	$117	$117

A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the estimated fair value measurement; consequently, if there are multiple significant valuation inputs that are categorized in different levels of the hierarchy, the instrument’s hierarchy level is the lowest level within which any significant input falls.

The Level 1 category includes cash, restricted cash, money market securities, and other short-term investments, such as certificates of deposit and U.S. treasury bonds.

The Level 2 category generally includes corporate and municipal bonds. The estimated fair value of fixed-maturity investments included in the Level 2 category was based on the market values obtained from pricing services. A number of the Company’s investment-grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2025 and December 31, 2024. However, these securities were classified as Level 2 at June 30, 2025 and December 31, 2024 because the third-party pricing services from which the Company has obtained estimated fair values for such instruments also use valuation models which use observable market inputs in addition to traded prices. Substantially all of these model input assumptions are observable in the marketplace or can be derived or supported by observable market data.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market, or which cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference or market activity. Generally, these investments are classified as Level 3.

Other Financial Instruments

The Company uses various financial instruments in the normal course of its business. In the measurement of the estimated fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, excluded from the scope of financial instruments are certain financial instruments, including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and Cash equivalents

The carrying amount is a reasonable estimate of fair value, due to the short-term maturity of these investments. These assets are considered to be Level 1 assets.

Restricted cash

Restricted cash represents cash held by state authorities and the carrying value approximates fair value. Restricted cash also includes cash held in trust by the VIE where the Company is the primary beneficiary and the carrying value approximates fair value.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
Promissory Notes, 0.00%	2027	Discounted cash flow method, Level 3 inputs
Commercial Loan, variable rate of interest	2029	Discounted cash flow method, Level 3 inputs

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
As of June 30, 2025	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$3,500	$—	$—	$3,193	$3,193
Commercial Loan	36,000	—	—	32,774	32,774
Less: unamortized issuance costs	(3,220)	—	—	(3,220)	(3,220)
	$36,280	$—	$—	$32,747	$32,747

	Fair Value Measurements Using
As of December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$4,500	$—	$—	$3,992	$3,992
Commercial Loan	38,000	—	—	37,192	37,192
Less: unamortized issuance costs	(3,310)	—	—	(3,310)	(3,310)
	$39,190	$—	$—	$37,874	$37,874

5.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of amounts paid for commissions and premium taxes that relate directly to and vary directly with the production of new and renewal business.

The policy acquisition costs that the Company has capitalized and is amortizing over the effective periods of the related policies are as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$60,750	$41,675	$65,046	$42,995
Policy acquisition costs deferred	42,804	36,218	67,080	51,978
Less: Amortization	(32,096)	(17,782)	(60,668)	(34,862)
Ending balance	$71,458	$60,111	$71,458	$60,111

6.
Loss and Loss Adjustment Expenses

The Company establishes reserves for the estimated total unpaid costs of Loss and loss adjustment expenses (“LAE”). Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to the Company (“IBNR”). Reserves established by management represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss and LAE reserves represent management’s best estimate of the Company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

balance sheet date. The process of establishing loss and LAE reserves is complex and inherently imprecise, as it involves the estimation of the outcome of future uncertain events. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. In determining loss and LAE reserves, the Company gives careful consideration to all available data and actuarial analyses.

The Company primarily writes insurance in states which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

Activity related to the loss and LAE reserves are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balances, beginning of period	$571,180	$272,837	$595,487	$249,567
Less reinsurance recoverables	283,955	86,084	341,051	105,092
Net balances, beginning of period	287,225	186,753	254,436	144,475
Incurred related to:
Current year	105,732	88,562	196,750	168,914
Prior years	(14,363)	958	(21,620)	(373)
Total incurred	$91,369	$89,520	$175,130	$168,541
Paid related to:
Current year	30,829	35,119	35,949	49,153
Prior years	16,194	25,827	62,046	48,536
Total paid	$47,023	$60,946	$97,995	$97,689
Net balances, end of period	331,571	215,327	331,571	215,327
Plus reinsurance recoverables	240,241	78,360	240,241	78,360
Balances at June 30	$571,812	$293,687	$571,812	$293,687

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the three and six months ended June 30, 2025, the Company recognized favorable development of losses related to prior years of approximately $14,363 and $21,620 primarily to reduce non-catastrophe reserves in response to lower than expected payments. During the three and six months ended June 30, 2024, the Company recognized favorable (unfavorable) development of losses related to prior years of approximately $(958) for the three month period primarily to increase non-catastrophe reserves in response to higher than expected payments and favorable development of $373 primarily to reduce catastrophe reserves in response to lower than expected payments.

7.
Income Taxes

The Company recorded income tax expense of approximately $26,225 and $57,629 for the three and six months ended June 30, 2025, and $17,707 and $36,353 for the three and six months ended June 30, 2024, respectively. The income tax expense resulted in an effective tax rate of 27.2% and 26.2% for the three and six months ended June 30, 2025, and 24.8% and 25.1% for the three and six months ended June 30, 2024, respectively. The tax rate was increased as compared to the corresponding period in the prior year due primarily to recording the IRC Section 162(m) permanent difference in the current period. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state income taxes as well as certain nondeductible and tax-exempt items.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

8.
Reinsurance

Certain premiums and losses are ceded to other insurance companies under various excess of loss reinsurance agreements. The ceded reinsurance agreements are intended to provide the Company with the ability to maintain its exposure to losses within its capital resources.

These reinsurance agreements do not relieve the Company from its primary obligation to policyholders, as it remains liable to its policyholders to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under reinsurance contracts. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers, and any failure on the part of these reinsurers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Effective June 1, 2025, the Company entered into a per risk excess of loss treaty for its personal residential property business retaining $0.7 million on each property risk and ceding the next $4.3 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties are effective until May 31, 2026.

Effective June 1, 2025, the Company entered into a facultative excess of loss reinsurance contract for its personal residential property business which provides $7 million of coverage in excess of $5 million for each loss, each risk. The reinsurer’s total liability is capped at $14 million.

Effective October 29, 2024, the Company entered into a per risk excess of loss treaty for its commercial residential property business retaining $1 million on each risk and ceding the next $9 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties are effective until November 1, 2025.

Effective October 29, 2024, the Company entered into a facultative excess of loss reinsurance contract for its commercial residential property business which provides $50 million of coverage in excess of $10 million for each loss, each risk. Like the per risk treaty, the facultative contract does not cover losses related to named storms.

To minimize the Company’s exposure to losses from catastrophes, primarily hurricanes, the Company has entered into a catastrophe excess of loss agreement, as well as the mandatory participation in the Florida Hurricane Catastrophe Fund (“FHCF”).

For the treaty period June 1, 2025 through May 31, 2026, the catastrophe excess of loss reinsurance agreement has the following retention and limits:

	1st Event
	Coverage	In Excess of	Reinsurer Participation
1st Layer	$50 million	$50 million	48.00%
2nd Layer	$65 million	$100 million	100.00%
3rd Layer	$100 million	$165 million	98.35%
4th Layer	$250 million	$265 million	100.00%
5th Layer	$92 million	$515 million	100.00%
Purple Re 2023-1 Cat Bond	$100 million	$607 million	100.00%
Purple Re 2023-2 Cat Bond	$100 million	$607 million	100.00%
Purple Re 2024-1 Cat Bond	$300 million	$607 million	70.00%
6th Layer	$150 million	$607 million	30.00%
7th Layer	$150 million	$607 million	30.00%
Purple Re 2025-1 Class B Cat Bond	$250 million	$607 million	50.00%
8th Layer	$150 million	$607 million	50.00%
9th Layer	$100 million	$607 million	50.00%
Purple Re 2025-1 Class A Cat Bond	$257 million	$607 million	48.64%
10th Layer	$257 million	$607 million	51.36%

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The catastrophe excess of loss agreement has a corridor through it, whereby the FHCF picks up 90% of losses and the catastrophe layers pick up the remaining 10%. The mandatory FHCF layer is estimated to be 90% of $961.8 million, excess of $540.3 million. Premium for this coverage is estimated to be $69,180. The ultimate net loss for each of the above layers will include any recoveries from the FHCF or so deemed. The FHCF provides catastrophe coverage for named hurricanes up to a maximum limit of 90% of the amount of ultimate losses in the layer, as determined by a premium formula. The Company’s maximum projected payout from the FHCF is estimated to be $865.6 million, with a retention of $540.3 million.

Effective June 1, 2024, the Company entered into a per risk excess of loss treaty retaining $0.7 million on each property risk and ceding the next $4.3 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties are effective until May 31, 2025.

Effective June 1, 2024, the Company entered into a facultative excess of loss reinsurance contract which provides $7 million of coverage in excess of $5 million for each loss, each risk. The reinsurer’s total liability is capped at $14 million.

For the treaty period June 1, 2024 through May 31, 2025, the primary homeowners’ catastrophe excess of loss reinsurance agreement has the following retention and limits:

	1st Event
	Coverage	In Excess of	Reinsurer Participation
1st Layer	$35 million	$35 million	80.00%
2nd Layer	$60 million	$70 million	95.33%
3rd Layer	$85 million	$130 million	100.00%
4th Layer	$170 million	$215 million	100.00%
5th Layer	$85 million	$385 million	100.00%
6th Layer	$35 million	$470 million	100.00%
Purple Re 2023-1 Cat Bond	$100 million	$505 million	100.00%
Purple Re 2023-2 Cat Bond	$100 million	$505 million	100.00%
Purple Re 2024-1 Cat Bond	$300 million	$505 million	70.00%
7th Layer	$150 million	$505 million	30.00%
8th Layer	$150 million	$505 million	30.00%
9th Layer	$115 million	$505 million	93.31%
10th Layer	$28 million	$505 million	100.00%

The catastrophic excess of loss agreement has a corridor through it, whereby the FHCF picks up 90% of losses and the catastrophe layers pick up the remaining 10%. The mandatory FHCF layer is 90% of $791.7 million, excess of $379.3 million. Premium for this coverage is $60,077. The ultimate net loss for each of the above layers will include any recoveries from the FHCF or so deemed. The FHCF provides catastrophe coverage for named hurricanes up to a maximum limit of 90% of the amount of ultimate losses in the layer, as determined by a premium formula. The Company’s maximum projected payout from the FHCF is $712.5 million, with a retention of $379.3 million.

9.
Revolving Credit Facility

The Company has a secured revolving credit agreement (“Credit Agreement”) with Regions Bank that originally provided borrowing capacity of up to $10 million and expires on June 25, 2029. The Credit Agreement secured by the Company’s properties was executed June 25, 2024. The Company amended the Credit Agreement with Regions Bank on March 20, 2025. The amended Credit Agreement provides a borrowing capacity of $45 million and expires June 25, 2029.

On June 25, 2024, the Company entered into an amended and restated credit agreement with Regions Bank for a $10.0 million revolving credit facility, which was amended to a $45.0 million revolving credit facility on March 20, 2025, a term loan in an aggregate principal amount of $40.0 million and one or more delayed draw term loans in an aggregate principal amount not to exceed $125.0 million (together, the “Credit Facility”). Under the terms of the Credit Facility, borrowings bear interest at an annual rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) based on the consolidated leverage ratio as defined in the agreement. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Facility contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances of the revolving credit facility. The unused line fee rate is 0.5%. The Credit Facility matures on June 25, 2029.

At June 30, 2025, the Company had no borrowings outstanding under the revolving credit facility. At June 30, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $45 million.

At June 30, 2025, the Company had no borrowings outstanding under the delayed draw term loan credit facility. At June 30, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $125 million.

10.
Long-Term Debt

On June 25, 2024, the Company entered into a $40 million 5-year commercial loan agreement with a commercial bank. The loan is fully collateralized by assets of the Company. The Company may make voluntary prepayments of principal at any time, in whole or in part. Under the terms of the Credit Agreement, borrowings bear interest at an annual rate equal to the one- or three-month Secured Overnight Financing Rate (“SOFR”) plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants. At June 30, 2025, the Company was in compliance with all covenants.

On June 25, 2024, in connection with the issuance of the credit facility, the Company incurred loan costs and debt discount of $3,692. The Company amortizes these costs over the life of the facility using the interest method. Amortization of deferred loan costs is included in Interest expense in the Consolidated Statements of Operations. In connection with the issuance of the credit facility, the Company refinanced the credit facility that was issued on May 3, 2023, including the remaining term loan balance of $27,750 that was repaid in full. The Company recognized an extinguishment loss within interest expense on the statement of operations of the remaining deferred loan costs associated with the refinanced credit facility totaling $589 in June 2024.

	Issue Date	Interest Rate	Original Principal	Outstanding Principal at June 30, 2025	Outstanding Principal at December 31, 2024
Promissory Notes	3/31/2022	0.00%	$10,000	$3,500	$4,500
Commercial Loan 4	6/25/2024	Variable	40,000	36,000	38,000
Less: Deferred loan costs and debt discount				(3,220)	(3,310)
				$36,280	$39,190

The following summarizes future maturities of long-term debt principal as June 30, 2025:

	Promissory Notes	Commercial Term Loan	Total
2025	$1,000	$2,000	$3,000
2026	2,000	4,000	$6,000
2027	500	4,000	$4,500
2028	—	4,000	$4,000
2029	—	22,000	$22,000
	$3,500	$36,000	$39,500

11.
Affiliate Transactions

The Company had no transactions with affiliates that have not been fully eliminated in consolidation in the six months ended June 30, 2025 and 2024.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

12.
Leases

The Company has entered into operating leases primarily for real estate. The Company will determine whether an arrangement is a lease at inception of the agreement. The operating leases have terms of one to eight years, and often include one or more options to renew. These renewal terms can extend the lease term from two to 10 years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company considers these options in determining the lease term used in establishing our right-of-use assets and lease obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Because the rate implicit in each operating lease is not readily determinable, the Company uses its incremental borrowing rate to determine present value of the lease payments.

The components of lease costs were as follows for the respective years:

	June 30, 2025	June 30, 2024
Operating lease cost, include in General and Administrative expenses on the Consolidated Statements of Operations	$935	$750
Right-of-use lease asset and Lease liability was as follows:
Right-of-use asset	7,701	6,085
Lease liability	8,374	6,759
Supplemental cash flow information related to our operating leases as follows:
Right-of-use asset	689	456
Lease liability	(689)	(460)
Weighted-average lease term and discount rate for our operating lease was as follows:
Weighted-average remaining lease term
Operating lease	4.83 years	5.83 years
Weighted-average discount rate
Operating lease	5.08%	3.85%

Future lease payments for the operating lease were as follows as of June 30, 2025:

2025 (remaining)	$921
2026	1,881
2027	1,933
2028	1,986
2029	2,041
Thereafter	690
Total lease payments	9,452
Less: imputed interest	1,078
Present value of lease liability	$8,374

13.
Regulatory Matters

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the General Corporation Law of the State of Delaware and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries.

SIC can only pay dividends to SIH out of its available and accumulated surplus funds, which are derived from realized net operating profits on its business and net unrealized capital gains. Dividend payments without prior written approval of the FLOIR shall not exceed the greater of:

•
The lesser of 10% of surplus or net income, not including realized capital gains, plus a two-year carryforward;

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

•
Ten percent of surplus, with dividends payable constrained to unassigned funds, minus 25% of unrealized capital gains; or
•
The lesser of 10% of surplus or net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains

In lieu of the above computations, the maximum dividend allowed by the SIC may be up to the greater of 10% of surplus derived from realized net operating profits and realized capital gains or net operating profits and net realized capital gains from the immediately preceding calendar year, limited to 115% of minimum required surplus after dividends. The maximum dividend allowable by the Company pursuant to this provision is $5,168.

No dividends were paid by SIC in 2025 and 2024. Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of the Company’s total liabilities, or $15,000. Based on this requirement, SIC was required to maintain capital and surplus of $93,273 and $70,837 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, SIC’s statutory-basis surplus totaled $213,928 and $207,967, meeting the minimum surplus requirements.

SIC is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. At June 30, 2025 and December 31, 2024, SIC’s total adjusted capital exceeded the RBC company-action level.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. Statutory-basis surplus differs from shareholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred and because of different timing of recognizing the brokerage income for reinsurance recoverables. In addition, the recognition of deferred tax assets is based on different recoverability assumptions and material differences may also arise from the differing treatment of non-admitted assets and unrealized gains and losses from investments.

14.
Commitments and Contingencies

Various lawsuits against the Company have arisen in the course of the Company’s business. Management does not consider contingent liabilities arising from litigation and other matters material in relation to the financial position of the Company.

15.
Guaranty Fund and Other Assessments

SIC is subject to guaranty fund and other assessments in both Florida and in South Carolina, states in which the SIC underwrites policies. Guaranty fund assessments should be accrued when (i) an assessment has been imposed or information available prior to issuance of the statutory-basis financial statements indicates that it is probable that an assessment will be imposed; (ii) the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the consolidated financial statements; and (iii) the amount of the assessment can be reasonably estimated at the time of the event triggering the accrual.

SIC is subject to assessments by guaranty funds in the states in which it conducts business, a residual market pool, and a state catastrophe reinsurance pool. The activities of these funds and pools include collecting funds from solvent insurance companies to cover losses resulting from the insolvency or rehabilitation of other insurance companies, or deficits generated by Citizens Property Insurance Corporation, and the FHCF. SIC is allowed to recover these assessments through premiums collected from policyholders. As of June 30, 2025, and December 31, 2024, SIC had payables relating to these assessments totaling $3,991 and $2,148, respectively. The payable is included within other liabilities on the balance sheet.

16.
Shareholders’ Equity

The Company was authorized to issue one class of common stock (par value of $0.01 per share) to its shareholders. The Company had 40.0 million shares of common stock authorized at December 31, 2024, of which 10.2 million shares were issued and outstanding at December 31, 2024, respectively, pre stock split.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2025, there were 125.2 million shares of common stock outstanding.

The Company was authorized to issue one class of preferred stock (par value of $0.01 per share) to its shareholders. The Company had 20.0 million shares of preferred stock authorized December 31, 2024, of which 9.3 million shares were issued and outstanding at December 31, 2024, respectively, pre stock split. All preferred shares have a liquidation preference equal to $13.64 per share and are convertible to common shares at the election of the holder on a one-for-one basis. The conversion price is decreased if the Company issues shares of its common stock at less than $13.64 per share. At December 31, 2024, the conversion price remained $13.64 per share. The preferred stock is automatically converted to common stock of the Company if either (1) there is an initial public offering of the Company’s common shares resulting in a listing of such shares on a national stock exchange, or (2) holders of at least a majority of the outstanding shares of preferred stock vote to require all preferred stock holders to convert their shares held to common shares of the Company. The preferred stock has no required redemption or expiration. Preferred shareholders have voting rights on an if-converted basis to common shares of the Company. Dividends cannot be declared for other stock classes (such as the Company’s common shares) unless the preferred shareholders also receive an equivalent dividend per share. There otherwise are no dividends or distribution requirement for the preferred stock.

The Company had issued 120,334 preferred stock warrants with a strike price of $0.01. The warrants were all exercised within 2024.

On June 18, 2025, the company completed its IPO in which it issued and sold 24.0 million shares of common stock, of which 16.7 million shares were sold by the Company and 7.3 million shares were sold by certain selling stockholders, at a par value of $0.01, at a public offering price of $17.00 per share.

In connection with the IPO, the company effectuated an approximately 5.5-for-one stock split of its common stock, preferred stock, vested and unvested stock options and vested and unvested restricted share units. Subsequent to the stock split, and prior to the completion of the IPO, all shares of preferred stock, 9.3 million shares, were converted into common stock at a price of $2.48.

No distributions or dividends were declared or paid during the period ended June 30, 2025 or December 31, 2024.

17.
Stock-based Compensation

On June 30, 2025 and 2024, the Company has two share-based compensation plans and had one share-based compensation plan, respectively.

The 2021 Equity Compensation Plan (“The Stock Plan”): The compensation cost that has been charged against income for those plans was $3,000 and $6,014 for the three and six months ended June 30, 2025, and $271 and $543 for the three and six months ended June 30, 2024, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $817 and $1,574 for the three and six months ended June 30, 2025, and $67 and $136 for the three and six months ended June 30, 2024.

The Stock Plan permits the awarding of common stock share options to its employees and strategic advisors for up to 16,985,293 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three- to five-year vesting schedules. The fair value of each option award is estimated on the grant date using a Black-Scholes model. The compensation expense for the shares is recognized over the requisite service period for the employee. There were no options granted during the six months ended June 30, 2025 and 2024.

As part of the IPO, the Company issued the 2025 Omnibus Incentive Plan (the “2025 Plan”), which is effective on June 18, 2025. The principal purpose of the 2025 Plan will be to attract, retain and motivate selected employees, consultants and directors through the grant of equity-based and cash-based incentive awards to employees, consultants, service providers and non-employee directors of the Company and its affiliates. The 2025 Plan permits for the awarding of common stock share options and restricted stock units for up to 12.0 million shares. There have been no shares issued as of June 30, 2025.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of option activity under the employee share option plan as of June 30, 2025 and June 30, 2024, respectively, and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	14,828	$0.84
Granted	—	—
Exercised	674	0.97
Forfeited or expired	61	1.06
Outstanding at March 31, 2025	14,093	$0.84	7.45	$136,256
Granted	—	—
Exercised	28	0.00
Forfeited or expired	—	—
Outstanding at June 30, 2025	14,065	$0.84	7.20	$136,256
Vested or expected to vest at June 30, 2025	9,825	$0.74	7.10	$97,451
Exercisable at June 30, 2025	9,825	$0.74	7.10	$97,451

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	15,400	$0.86
Granted	—	—
Exercised	—	—
Forfeited or expired	179	0.73
Outstanding at March 31, 2024	15,221	$0.86	8.46	$76,657
Granted	—	—
Exercised	—	—
Forfeited or expired	55	0.67
Outstanding at June 30, 2024	15,166	$0.86	8.21	$76,657
Vested or expected to vest at June 30, 2024	6,846	$0.61	7.77	$35,122
Exercisable at June 30, 2024	6,486	$0.61	7.77	$35,122

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the status of the Company’s nonvested shares as of June 30, 2025 and 2024, and changes during the six months ended June 30, 2025, is presented below:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2024	10,621	0.75
Granted	—	—
Vested	596	0.71
Forfeited or expired	179	0.73
Nonvested at March 31, 2024	9,846	0.75
Granted	—	—
Vested	225	0.80
Forfeited or expired	55	0.67
Nonvested at June 30, 2024	9,566	0.75
Nonvested at January 1, 2025	4,269	0.73
Granted	—	—
Vested	392	1.19
Forfeited or expired	61	1.06
Nonvested at March 31, 2025	3,816	0.68
Granted	—	—
Vested	192	1.17
Forfeited or expired	—	—
Nonvested at June 30, 2025	3,624	0.66

For the six months ended June 30, 2025 and 2024, there was $1,467 and $3,863 of total unrecognized compensation cost related to nonvested share-based compensation arrangement granted under the employee share option plan, respectively. The total value of shares vested during the six months ended June 30, 2025 and 2024 was $692 and $603, respectively.

Included in the tables above are 4.4 million shares of performance-based option shares and 2.2 million shares of performance-based option shares issued by the Company during 2023 and 2021, respectively. These shares vest based upon performance conditions including the date the board approves that the Company has achieved specific revenue and EBITDA targets. During the six months ended June 30, 2025 and 2024, 5.2 million and 3.3 million shares vested or expected to vest from the performance-based shares based on performance conditions, respectively. The total fair value of the performance shares vested or expected to vest during the months ended June 30, 2025 and 2024 were $3,673 and $2,080, respectively. As of June 30, 2025 and 2024, 1.4 million and 3.3 million of the performance-based options were unvested and had not yet had performance conditions met, with a total value of $1,067 and $2,660, respectively. The Company has recorded compensation expense, included in general and administrative expense in the Consolidated Statements of Operations and additional paid-in capital in the Consolidated Balance Sheets, several of the revenue and EBITDA performance conditions as vested for the six months ended June 30, 2025 and 2024. The Company believes that it is probable this amount will be paid out, based upon Company performance.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grant include service conditions. The determination of fair value with respect to the awards containing only service-based conditions is based on the option pricing method of determining the fair value of the Company’s stock on the grant date.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Information with respect to the activity of unvested restricted stock awards during the six months ended June 30, 2025 and June 30, 2024 is as follows:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2024	—	—
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at March 31, 2024	—	—
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at June 30, 2024	—	—
Nonvested at January 1, 2025	2,127	10.64
Granted	—	—
Vested	6	10.64
Forfeited or expired	—	—
Nonvested at March 31, 2025	2,121	10.64
Granted	—	—
Vested	282	10.64
Forfeited or expired	17	10.64
Nonvested at June 30, 2025	1,822	10.64

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $2,755 and $5,526 for the three and six months ended June 30, 2025, and $0 and $0 for the three and six months ended June 30, 2024, respectively. At June 30, 2025 and June 30, 2024, there was approximately $16,502 and $0, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.5 years.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to stock-based compensation for the six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred tax benefits recognized	$817	$67	$1,574	$136
Tax benefits realized for vested stock	843	45	$961	$153
Fair value of vested stock	212,806	40,433	212,806	40,433

18.
Variable Interest Entities

The Company entered into a reinsurance captive arrangement with White Rock Insurance (SAC) Ltd. acting in respect of “Separate Account T104—Slide,” a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. See “Note 1 (Nature of Business and Significant Accounting Policies — Consolidation Policy)” for more information about the methodology and significant inputs used to consider to consolidate a VIE.

In 2023, SIC entered into reinsurance transactions whereby the VIE provided quota share and catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2023 through May 31, 2024.

In 2024, SIC entered into reinsurance transactions whereby the VIE provided quota share, per risk, and catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2024 through May 31, 2025.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

In 2025, SIC entered into reinsurance transactions whereby the VIE provided quota share, per risk and catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2025 through May 31, 2026.

The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented.

	June 30, 2025	December 31, 2024
Restricted cash and cash equivalents	$478,913	$295,802

19.
Subsequent Events

The Company performed an evaluation of subsequent events through August 12, 2025, the date the consolidated financial statements were issued, and determined there were no recognized or unrecognized subsequent events, other than those listed below, that would require an adjustment or additional disclosure in the consolidated financial statements as of June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is intended to help investors understand our business, results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report"). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, described under the section titled “Risk Factors” and elsewhere in this Quarterly Report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control. See “Special Note Regarding Forward-Looking Statements.”

Overview

Launched in 2021, we are a technology-enabled, fast-growing, coastal specialty insurer. We focus on profitable underwriting of single family and condominium policies in the P&C industry in coastal states along the Atlantic seaboard through our insurance subsidiary, Slide Insurance Company (“SIC”). We utilize our differentiated technology and data-driven approach to focus on market opportunities that are underserved by other insurance companies. We acquire policies both from inorganic block acquisitions and subsequent renewals, as well as new business sales through a combination of independent agents and our direct-to-consumer (“DTC”) channel, through which we sell our insurance products directly to end consumers, without the use of retailers, brokers, agents or other intermediaries. We do not depend on any one key product or product line within the coastal specialty homeowners and commercial residential insurance market. We control all aspects of our value chain, including technology, underwriting, actuarial, distribution, claims and risk management which allows us to maximize profitability while maintaining disciplined underwriting standards.

Our goal is to deliver long-term value for stockholders by focusing on underserved, coastal specialty markets where market capacity is limited and demand for insurance products is high. Coastal specialty market demand for insurance products has increased over the last few years as the larger, national insurance carriers have reduced their underwriting capacity in such markets, creating a unique market opportunity for us to capitalize on the imbalance of supply and demand.

We have one reportable segment. See the below table for a summary of gross premiums written, policy fees, total revenue, consolidated combined ratio, return on equity, and return on tangible equity (2) for the three and six months ended June 30, 2025 and 2024 and the year ended December 31, 2024, and the total assets, shareholders' equity and tangible shareholders' equity (2) as of June 30, 2025 and December 31, 2024.

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)		Year Ended December 31, 2024 (in thousands)
	2025	2024	2025	2024	2024
Gross premiums written	$435,384	$348,336	$713,633	$592,964	$1,334,864
Policy fees	2,455	1,971	3,988	2,920	6,550
Total revenue	261,607	209,131	543,200	408,257	864,814
Net income	70,072	53,742	162,575	108,455	201,125
Combined ratio	67.4%	69.9%	62.9%	68.3%	72.3%
Return on equity	10.0%	16.9%	25.0%	37.3%	60.0%
Return on tangible equity (2)	10.1%	17.7%	25.3%	39.5%	62.6%

	June 30, 2025 (in thousands)		December 31, 2024 (in thousands)
Total Assets	$	2,814,029	$	1,931,927
Shareholders' Equity		868,060		433,159
Tangible Shareholders' Equity (2)		861,557		422,864
(2)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Key Components of Our Results of Operations

Revenue

Gross premiums written. Gross premiums written represent, with respect to a fiscal period, the sum of assumed premiums written from Citizens Property Insurance Corporation (“Citizens”) policy assumptions (net of opt-outs) plus direct premiums written (premiums from subsequent renewals of such Citizens policies and new and renewal policies written through independent agents and our DTC channel, net of any midterm cancellations), in each case prior to amounts ceded to reinsurers. Gross premiums written in any given fiscal period are affected by:

•
Amount of premiums assumed from Citizens acquisitions;
•
Block acquisitions from other third-party insurers;
•
Renewals of existing policies;
•
New business submissions and binding of new submissions into effective policies;
•
Average premium of new and renewal policies; and
•
Premium rates on new and renewal policies.

In addition, from time to time, we expand our policy base – for example, assuming 135,974 policies in 2024, representing approximately $290 million in assumed unearned premiums from Citizens. These policies carry no upfront acquisition costs and are captured in our current treaty year reinsurance program.

We believe recent legislative and regulatory changes, improvements in the data that is made available on Citizens policies and rate increases implemented by Citizens making pricing more comparable to what we charge for policies underwritten in other channels make the opportunity to assume policies from Citizens attractive.

Take-out opportunities, however, are subject to a number of market, timing and execution risks, and future take-out opportunities may or may not materialize.

Gross premiums earned. Gross premiums earned represent the portion of our gross premiums written earned during a fiscal period from assumed (including those assumed from Citizens), direct policies written and subsequent renewals of such policies. Gross premiums written associated with assumed policies from Citizens are earned ratably over the remaining term of the policy and gross premiums written associated with voluntary and renewal policies are earned ratably over the term of the policy. All such new and renewal policies currently have a term of 12 months from date of issuance.

Ceded premiums earned. Ceded premiums earned represent the earned portion of our gross premiums written ceded to reinsurers and other costs of our reinsurance during a fiscal period. We recognize the cost of our reinsurance program ratably over the term of the arrangement, which is typically 12 months. Our ceded premiums earned represent costs of reinsurance to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned.

Net premiums earned. Net premiums earned reflect gross premiums earned less ceded premiums earned during the fiscal period.

Net investment income. Net investment income represents interest earned from cash, cash equivalents, restricted cash, fixed-maturity securities, money market accounts and other investments and the realized gains or losses from the sale of investments. Factors affecting net investment income include the size of our investment portfolio and the yield generated by the underlying investments in our investment portfolio.

Policy fees. Florida law allows insurers to charge policyholders a $25 policy fee on each policy written. Policy fees represent such upfront policy fees. These fees are not subject to refund, and accordingly we recognize policy fees as income immediately when collected in accordance with ASC 606, which coincides with the completion of our service obligation when the policy is issued.

Other income. Other income represents all pay-plan fees and commission income earned by our retail agency subsidiary that sells on behalf of non-affiliated carriers. We charge pay-plan fees to policyholders that pay their premium in more than one installment and record the fees as income when collected.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net reflect losses paid, expenses paid to resolve claims, such as fees paid to adjusters, attorneys and investigators, and changes in our reserves for unpaid losses and loss adjustment expenses incurred, net during the fiscal period, in each case net of losses ceded to reinsurers. Our reserves for unpaid losses and loss adjustment expenses incurred, net represent the estimated ultimate cost of resolving all reported claims plus all losses we incurred related to insured events that we assume have occurred as of the reporting date, but that policyholders have not yet reported to us (which are commonly referred to as “incurred but not reported,” or “IBNR”). We estimate our reserves for unpaid losses using individual case-based estimates for reported claims and actuarial estimates for IBNR losses. We continually review and adjust our estimated losses as necessary based on industry development trends, our evolving claims experience and new information obtained. If our unpaid losses and loss adjustment expenses incurred, net are considered deficient or redundant, we increase or decrease the liability in the period in which we identify the difference and reflect the change in our current period results of operations.

In general, our losses and loss adjustment expense reserves (“LAE”) are affected by:

•
the occurrence, frequency and severity of claims associated with the particular types of insurance contracts that we write;
•
the reinsurance agreements we have in place at the time of a loss;
•
the mix of business written by us;
•
changes in the legal or regulatory environment related to the business we write;
•
trends in legal defense costs; and
•
inflation in the cost of claims including inflation related to wages, medical costs and building materials.

Losses and LAE are based on actual paid losses and expenses, as well as an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and LAE may be paid out over a period of years.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses consist of the following items: (i) commissions paid to outside agents at the time of policy issuance, (ii) premium taxes and (iii) inspection fees. We recognize policy acquisition and other underwriting expenses ratably over the term of the underlying policy. Until renewed, policies assumed from Citizens have no associated policy acquisition and other underwriting expenses.

General and administrative expenses. General and administrative expenses include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs.

Interest expense. Interest expense consists of interest paid on our commercial loans and Credit Facility (as defined below), amortization of debt issuance costs, net settlements of interest rate swaps, and changes in market value of interest rate swaps.

Depreciation expense. Depreciation expense includes depreciation of property and equipment, including software developed for internal use.

Amortization expense. Amortization expense includes amortization of renewal rights and other intangible assets.

Other operating expense. Other operating expense includes other miscellaneous expenses.

Income tax expense. Income tax expense generally consists of income taxes payable by our subsidiaries that are taxed as corporations. We were incorporated as a corporation in the state of Delaware on March 2, 2021. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates which we expect to result in a statutory tax rate of approximately 25% under current tax law.

Key Metrics & Ratios

We discuss certain key financial and operating metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses incurred, net to net premiums earned.

Policy acquisition expense ratio is the ratio, expressed as a percentage, of policy acquisition expenses and other underwriting expenses to net premiums earned.

Expense ratio, expressed as a percentage, is the ratio of policy acquisition and other underwriting expenses, general and administrative expenses, and other operating expense to net premiums earned.

Combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

Combined ratio, excluding catastrophic losses & prior year claims development is a non-GAAP financial measure. We define the combined ratio, excluding catastrophic losses & prior year claims development as the sum of the loss ratio, excluding losses associated with catastrophic losses and prior year claims development, and the expense ratio. We use the combined ratio, excluding catastrophic losses & prior year claims development as an internal performance measure in the management of our operations because trends in our business may be obscured by current year catastrophe losses and prior year claims development. Current year catastrophe losses cause our loss trends to vary significantly between periods as a result of their frequency of occurrence and magnitude, and can have a significant impact on the combined ratio. Prior year claims development is caused by unexpected loss development on historical reserves. See “Results of Operations-Non-GAAP Financial Measures” for a reconciliation of the combined ratio, excluding catastrophic losses & prior year claims development to the combined ratio, the most directly comparable U.S. GAAP measure.

Debt to capitalization ratio is the ratio, expressed as a percentage, of total outstanding debt to total capitalization.

Return on equity represents net income expressed on an annualized basis as a percentage of average beginning and ending shareholders’ equity during the period.

Return on tangible equity is a non-GAAP financial measure. We define tangible shareholders’ equity as shareholders’ equity less goodwill and other intangible assets. We define return on tangible equity as net income expressed on an annualized basis as a percentage of average beginning and ending tangible shareholders’ equity during the period. We regularly evaluate acquisition opportunities and have historically made acquisitions that affect shareholders’ equity. We use return on tangible equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. See “Results of Operations-Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable U.S. GAAP measure.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2025:

	Three Months Ended June 30, (in thousands)
	2025	2024	Change	% Change
Gross premiums written	$435,384	$348,336	$87,048	25.0%
Change in unearned premiums	(96,726)	(87,769)	$(8,957)	10.2%
Gross premiums earned	338,658	260,567	$78,091	30.0%
Ceded premiums earned	(94,799)	(65,601)	$(29,198)	44.5%
Net premiums earned	243,859	194,966	$48,893	25.1%
Net investment income	15,040	12,151	$2,889	23.8%
Policy fees	2,455	1,971	$484	24.6%
Other income	253	43	$210	488.4%
Total revenue	$261,607	$209,131	$52,476	25.1%
Losses and loss adjustment expenses incurred, net	91,369	89,520	$1,849	2.1%
Policy acquisition and other underwriting expenses	32,096	17,782	$14,314	80.5%
General and administrative expenses	37,935	26,752	$11,183	41.8%
Interest expense	895	1,307	$(412)	(31.5)%
Depreciation expense	1,117	363	$754	207.7%
Amortization expense	1,898	1,958	$(60)	(3.1)%
Total expense	$165,310	$137,682	$27,628	20.1%
Net income before income tax expense	$96,297	$71,449	$24,848	34.8%
Income tax expense	26,225	17,707	$8,518	48.1%
Net income	$70,072	$53,742	$16,330	30.4%
Loss ratio	37.4%	45.9%	(8.5)%	(18.6)%
Expense ratio	30.0%	24.0%	6.0%	25.0%
Combined ratio	67.4%	69.9%	(2.5)%	(3.6)%
Combined ratio, excluding catastrophic losses & prior year claims development(1)	70.8%	54.1%	16.7%	30.9%
Policy acquisition expense ratio	13.2%	9.1%	4.1%	45.1%
Debt to capitalization ratio	4.0%	11.0%	(7.0)%	(63.6)%
Return on equity	10.0%	16.9%	(6.9)%	(40.8)%
Return on tangible equity(2)	10.1%	17.7%	(7.6)%	(42.9)%

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the combined ratio, excluding catastrophic losses & prior year claims development to the combined ratio, the most directly comparable GAAP measure.
(2)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased from $348.3 million for the three months ended June 30, 2024 to $435.4 million for the three months ended June 30, 2025. The increase in net premiums written was primarily a result of policies assumed by Citizens, and increases in renewal rates of existing written policies. The following table summarizes the sources of our written policies in force as of June 30, 2024 and 2025:

	St. Johns Insurance Company Policies	Citizens Policies	UPC Policies	Organic Policies(3)	Farmers Policies	Commercial Residential	Total
Policies in force as of April 1, 2024	74,983	126,680	38,411	14,789	2,542	—	257,405
Policies acquired	N/A	15,985	N/A	N/A	N/A	N/A	15,985
New policies written	N/A	N/A	N/A	8,281	7,803	N/A	16,084
Policies lapsed or cancelled(4)	20,766	38,249	13,131	3,152	316	N/A	75,614
Policies renewed	17,081	30,960	10,265	3,012	—	N/A	61,318
Policy renewal rate	90.5%	87.0%	85.5%	88.5%	N/A	N/A	88.1%
Policies in force as of June 30, 2024	71,298	135,376	35,545	22,930	10,029	—	275,178

Policies in force as of April 1, 2025	63,435	196,343	30,783	34,214	22,750	504	348,029
Policies acquired	N/A	14,167	N/A	N/A	N/A	44	14,211
New policies written	N/A	N/A	N/A	5,492	111	41	5,644
Policies lapsed or cancelled(4)	17,430	52,868	8,867	9,083	6,814	261	95,323
Policies renewed	14,983	41,514	7,495	6,980	4,752	154	75,878
Policy renewal rate	91.6%	86.7%	90.3%	88.7%	83.2%	56.9%	87.9%
Policies in force as of June 30, 2025	60,988	199,156	29,411	37,603	20,799	482	348,439

(3)
Refers to policies originated by Slide through its independent agents, as well as through its direct-to-consumer channel. For the periods presented, new policies written directly to customers represent less than 1% of policies written in the organic channel.
(4)
Includes all policies that expired during the period presented, including policies that were eventually renewed by customers during the period presented.

All of our policies acquired during the three months ended June 30, 2024 were a result of our participation in the Citizens take-out program. Our policies acquired during the three months ended June 30, 2025 decreased by 1,818 policies, or 11.1%, compared to the prior year as a result of a decrease in policies acquired from Citizens during the period. Our policies written during the three months ended June 30, 2025 decreased by 10,440 policies, or 64.9%, as a result of the completion of offers under the Farmers renewal rights agreement in February 2025. In addition, for the three months ended June 30, 2025, our policy renewals increased by 14,560, or 23.7%, as a result of the renewal of policies acquired from Citizens as compared to the same period in 2024 and organic policy renewals. For the three months ended June 30, 2025, our policy renewal rate was 87.9%, a decrease from 88.1% for the same period in 2024. Our average premium per residential policy decreased from $3,991 at June 30, 2024 to $3,964 at June 30, 2025 as a result of a decrease in average premium of Citizens policies assumed. Additionally, our average premium per commercial residential policy was 110,575 at June 30, 2025.

Gross premiums earned. Gross premiums earned increased from $260.6 million for the three months ended June 30, 2024 to $338.7 million for the three months ended June 30, 2025. Our policies in force as of June 30, 2024 and June 30, 2025 were approximately 275,178 and 348,439 respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums earned. Ceded premiums for the three months ended June 30, 2024 and 2025 were approximately $65.6 million and $94.8 million, respectively, representing 25.2% and 28.0%, respectively, of gross premiums earned. The $29.2 million increase was primarily attributable to increased catastrophe reinsurance purchased due to increased policies in force.

Net premiums earned. Net premiums earned increased from $195.0 million for the three months ended June 30, 2024 to $243.9 million for the three months ended June 30, 2025. The increase in net premiums earned in the comparable periods was primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies.

Net investment income. Net investment income, inclusive of realized investment losses, increased from $12.2 million for the three months ended June 30, 2024 to $15.0 million for the three months ended June 30, 2025. Our average investable assets increased from $948 million for the three months ended June 30, 2024 to $1,538 million for the three months ended June 30, 2025. The increase in net investment income was due to increased equity from retained earnings and increased policies in force.

Policy fees. Policy fees increased from $2.0 million for the three months ended June 30, 2024 to $2.5 million for the three months ended June 30, 2025. The increase in policy fees in the comparable periods was primarily attributable to increased renewals of existing policies.

Other income. Other income increased from $0.0 million for the three months ended June 30, 2024 to $0.2 million for the three months ended June 30, 2025. The increase in other income between the comparable periods was primarily attributable to an increase in commissionable premium produced for other insurance companies.

Total revenue. Total revenue increased from $209.1 million for the three months ended June 30, 2024 to $261.6 million for the three months ended June 30, 2025. The increase in total revenue was due primarily to an increase in net premiums earned in the comparable periods primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net increased from $89.5 million (inclusive of catastrophe losses from non-hurricane weather events of $29.9 million) for the three months ended June 30, 2024 to $91.4 million (inclusive of catastrophe losses from non-hurricane weather events of $6.1 million) for the three months ended June 30, 2025. The increase in losses and loss adjustment expenses incurred, net resulted primarily from the growth in policies in force. Losses and loss adjustment expenses incurred, net for the three months ended June 30, 2024 included losses paid of $47.0 million and a $33.7 million increase in unpaid losses and loss adjustment expenses incurred, net, including the addition of $14.3 million of IBNR reserves. As of June 30, 2025 we reported $331.6 million in unpaid losses and loss adjustment expenses incurred, net, which included $275.8 million attributable to IBNR, or 83.1% of total reserves for unpaid losses and loss adjustment expenses incurred, net.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the three months ended June 30, 2024 and 2025 were approximately $17.8 million and $32.1 million, respectively, representing 9.1% and 13.2%, respectively, of net premiums earned. The increase was primarily attributable to increased policies in force and fewer premiums earned on Citizens policies in their assumption period, which had reduced policy acquisition costs in 2024.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2024 and 2025 were approximately $26.8 million and $37.9 million, respectively, representing 13.7% and 15.6%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing to support the Company’s increased policies in force. Payroll and related expenses increased from $13.1 million to $20.0 million for the three months ended June 30, 2024 and 2025, respectively. This increase is attributed to increased personnel needed to grow and service in force policies. Personnel count increased from 228 at April 1, 2024 to 277 at June 30, 2024 and from 392 at April 1, 2025 to 422 at June 30, 2025. Software and IT infrastructure expenses increased from $6.1 million to $9.6 million for the three months ended June 30, 2024 and 2025 respectively. This increase is attributed to increased software costs related to increased policies in force. Professional services expenses increased from $2.1 million to $2.3 million for the three months ended June 30, 2024 and 2025 respectively. This increase is attributed to increased costs from third parties in servicing policies in force.

Interest expense. Interest expense decreased from $1.3 million for the three months ended June 30, 2024 to $0.9 million for the three months ended June 30, 2025. The decrease was due primarily to the decrease in outstanding debt.

Depreciation expense. Depreciation expense for the three months ended June 30, 2024 and 2025 were $0.3 and $1.1 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects that were put into production in 2024.

Amortization expense. Amortization expense for the three months ended June 30, 2024 and 2025 were $2.0 million and $1.9 million, respectively, representing 1.0% and 0.8%, respectively, of net premiums earned. The decrease was due primarily to an intangible asset being fully amortized at the end of 2024.

Income tax expense. Income tax expense was $17.7 million and $26.2 million for the three months ended June 30, 2024 and 2025, respectively. Our effective tax rate for the three months ended June 30, 2024 and 2025 was 24.8% and 27.2% for the respective periods. The change in tax rate was due primarily to due to recording the IRC Section 162(m) permanent difference in the current period.

Ratios

Loss ratio. Our loss ratio decreased from 45.9% for the three months ended June 30, 2024 to 37.4% for the three months ended June 30, 2025, primarily as a result of increased net premiums earned from increased policies in force and a decrease in catastrophe losses from non-hurricane weather activity.

Expense ratio. Our expense ratio increased from 24.0% for the three months ended June 30, 2024 to 30.0% for the three months ended June 30, 2025, primarily due to a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition costs from 2024.

Combined ratio. Our combined ratio decreased from 69.9% for the three months ended June 30, 2024 to 67.4% for the three months ended June 30, 2025, primarily as a result of increased net premiums earned from increased policies in force and a decrease in catastrophe losses from non-hurricane weather activity.

Policy acquisition expense ratio. Our policy acquisition expense ratio increased from 9.1% for the three months ended June 30, 2024 to 13.2% for the three months ended June 30, 2025, primarily as a result of a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition costs.

Debt to capitalization ratio. Our debt to capitalization ratio decreased from 11.0% for the three months ended June 30, 2024 to 4.0% for the three months ended June 30, 2025, primarily as a result of growth in retained earnings from net income and the IPO proceeds.

Return on equity. Our return on equity decreased from 16.9% for the three months ended June 30, 2024 to 10.0% for the three months ended June 30, 2025 as a result of growth in equity due to retained earnings and the IPO proceeds.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, (in thousands)
	2025	2024	Change	% Change
Gross premiums written	$713,633	$592,964	$120,669	20.4%
Change in unearned premiums	(24,084)	(95,036)	70,952	(74.7)%
Gross premiums earned	689,549	497,928	191,621	38.5%
Ceded premiums earned	(179,649)	(114,854)	(64,795)	56.4%
Net premiums earned	509,900	383,074	126,826	33.1%
Net investment income	28,848	21,714	7,134	32.9%
Policy fees	3,988	2,920	1,068	36.6%
Other income	464	549	(85)	(15.5)%
Total revenue	$543,200	$408,257	$134,943	33.1%
Losses and loss adjustment expenses incurred, net	175,130	168,541	6,589	3.9%
Policy acquisition and other underwriting expenses	60,668	34,862	25,806	74.0%
General and administrative expenses	79,314	53,833	25,481	47.3%
Interest expense	1,830	1,587	243	15.3%
Depreciation expense	2,262	680	1,582	232.6%
Amortization expense	3,792	3,946	(154)	(3.9)%
Total expense	$322,996	$263,449	$59,547	22.6%
Net income before income tax expense	$220,204	$144,808	$75,396	52.1%
Income tax expense	57,629	36,353	21,276	58.5%
Net income	$162,575	$108,455	$54,120	49.9%
Loss ratio	34.3%	44.0%	(9.7)%	(22.0)%
Expense ratio	28.6%	24.3%	4.3%	17.7%
Combined ratio	62.9%	68.3%	(5.4)%	(7.9)%
Combined ratio, excluding catastrophic losses & prior year claims development(1)	65.3%	55.4%	9.9%	17.9%
Policy acquisition expense ratio	11.9%	9.1%	2.8%	30.8%
Debt to capitalization ratio	4.0%	11.0%	(7.0)%	(63.6)%
Return on equity	25.0%	37.3%	(12.3)%	(33.0)%
Return on tangible equity(2)	25.3%	39.5%	(14.2)%	(35.9)%

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the combined ratio, excluding catastrophic losses & prior year claims development to the combined ratio, the most directly comparable GAAP measure.
(2)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased from $593.0 million for the six months ended June 30, 2024 to $713.6 million for the six months ended June 30, 2025. The increase in net premiums written was primarily a result of policies assumed by Citizens, increases in renewal rates of existing written policies, as well as new policies written resulting from acquired renewal rights of Florida homeowners’ policies with effective dates of February 2024 and later from Truck Insurance Exchange, a subsidiary of Farmers Insurance Company, Inc. (“Farmers”). We initially acquired policy renewal rights from Farmers in February 2024. These policies were originally written by Farmers, and were due to expire in February 2024 and later. In 2024, we wrote approximately 36% of the policies for which we acquired renewal rights from Farmers. We expect to continue to write new policies pursuant to our renewal rights agreement with Farmers as part of our diversified approach to policy underwriting, subject to market conditions.

The increase in net premiums written was primarily a result of policies assumed by Citizens, and increases in renewal rates of existing written policies. The following table summarizes the sources of our written policies in force as of June 30, 2024 and 2025:

	St. Johns Insurance Company Policies	Citizens Policies	UPC Policies	Organic Policies(3)	Farmers Policies	Commercial Residential	Total
Policies in force as of January 1, 2024	78,090	81,487	41,229	10,698	—	—	211,504
Policies acquired	N/A	64,585	N/A	N/A	N/A	N/A	64,585
New policies written	N/A	N/A	N/A	13,212	10,396	N/A	23,608
Policies lapsed or cancelled(4)	40,515	51,954	18,559	5,171	367	N/A	116,566
Policies renewed	33,723	41,258	12,875	4,191	—	N/A	92,047
Policy renewal rate	91.0%	87.1%	84.9%	83.2%	N/A	N/A	88.2%
Policies in force as of June 30, 2024	71,298	135,376	35,545	22,930	10,029	—	275,178

Policies in force as of January 1, 2025	66,019	191,794	31,704	31,716	21,387	436	343,056
Policies acquired	N/A	26,240	N/A	N/A	N/A	130	26,370
New policies written	N/A	N/A	N/A	9,133	2,243	53	11,429
Policies lapsed or cancelled(4)	38,925	103,783	13,347	13,424	10,192	318	179,989
Policies renewed	33,719	84,905	11,054	10,353	7,361	181	147,573
Policy renewal rate	91.6%	87.0%	89.9%	89.2%	83.4%	56.9%	88.3%
Policies in force as of June 30, 2025	60,813	199,156	29,411	37,778	20,799	482	348,439

(3)
Refers to policies originated by Slide through its independent agents, as well as through its direct-to-consumer channel. For the periods presented, new policies written directly to customers represent less than 1% of policies written in the organic channel.
(4)
Includes all policies that expired during the period presented, including policies that were eventually renewed by customers during the period presented.

All of our policies acquired during the six months ended June 30, 2024 were a result of our participation in the Citizens take-out program. Our policies acquired during the six months ended June 30, 2025 decreased by 38,215 policies, or 59.2%, compared to the prior year as a result of a decrease in policies acquired from Citizens during the period. Our policies written during the six months ended June 30, 2024 decreased by 12,179 policies, or 51.6%, as a result of fewer Farmers and organic policies written. In addition, for the six months ended June 30, 2025 and 2024, our policy renewals increased by 35,166, or 38.2%, as a result of the renewal of policies acquired from Citizens as compared to the same period in 2024 and organic policy renewals. For the six months ended June 30, 2025, our policy renewal rate was 88.3%, an increase from 88.2% for the same period in 2024. Our average premium per residential policy decreased from $3,991 at June 30, 2024 to $3,964 at June 30, 2025 as a result of a decrease in average premium of Citizens policies assumed. Additionally, our average premium per commercial residential policy was 110,575 at June 30, 2025.

Gross premiums earned. Gross premiums earned increased from $497.9 million for the six months ended June 30, 2024 to $689.5 million for the six months ended June 30, 2025. Our policies in force as of June 30, 2024 and June 30, 2025 were approximately 275,178 and 348,439 respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums earned. Ceded premiums for the six months ended June 30, 2024 and 2025 were approximately $114.8 million and $179.6 million, respectively, representing 23.1% and 26.1%, respectively, of gross premiums earned. The $64.8 million increase was primarily attributable to increased catastrophe reinsurance purchased due to increased policies in force.

Net premiums earned. Net premiums earned increased from $383.1 million for the six months ended June 30, 2024 to $509.9 million for the six months ended June 30, 2025. The increase in net premiums earned in the comparable periods was primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies.

Net investment income. Net investment income, inclusive of realized investment losses, increased from $21.7 million for the six months ended June 30, 2024 to $28.8 million for the six months ended June 30, 2025. Our average investable assets increased from $856 million for the six months ended June 30, 2024 to $1,538 million for the six months ended June 30, 2025. The increase in net investment income was due to increased equity from retained earnings and increased policies in force.

Policy fees. Policy fees increased from $2.9 million for the six months ended June 30, 2024 to $4.0 million for the six months ended June 30, 2025. The increase in policy fees in the comparable periods was primarily attributable to increased renewals of existing policies.

Other income. Other income for both the six months ended June 30, 2025 and 2024 was $0.5 million.

Total revenue. Total revenue increased from $408.3 million for the six months ended June 30, 2024 to $543.2 million for the six months ended June 30, 2025. The increase in total revenue was due primarily to an increase in net premiums earned in the comparable periods primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net increased from $168.5 million (inclusive of catastrophe losses from non-hurricane weather events of $50.1 million) for the six months ended June 30, 2024 to $175.1 million (inclusive of catastrophe losses from non-hurricane weather events of $8.3 million) for the six months ended June 30, 2025. The increase in losses and loss adjustment expenses incurred, net resulted primarily from the growth in policies in force. Losses and loss adjustment expenses incurred, net for the six months ended June 30, 2024 included losses paid of $98.0 million and a $38.5 million increase in unpaid losses and loss adjustment expenses incurred, net, including the addition of $27.2 million of IBNR reserves. As of June 30, 2025, we reported $331.6 million in unpaid losses and loss adjustment expenses incurred, net, which included $275.8 million attributable to IBNR, or 83.2% of total reserves for unpaid losses and loss adjustment expenses incurred, net.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the six months ended June 30, 2024 and 2025 were approximately $34.9 million and $60.7 million, respectively, representing 9.1% and 11.9%, respectively, of net premiums earned. The increase was primarily attributable to increased policies in force and fewer premiums earned on Citizens policies in their assumption period, which had reduced policy acquisition costs in 2024.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2024 and 2025 were approximately $53.8 million and $79.3 million, respectively, representing 14.1% and 15.6%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing to support the Company’s increased policies in force. Payroll and related expenses increased from $24.9 million to $38.6 million for the six months ended June 30, 2024 and 2025, respectively. This increase is attributed to increased personnel needed to grow and service in force policies. Personnel count increased from 204 at January 1, 2024 to 277 at June 30, 2024 and from 346 at January 1, 2025 to 422 at June 30, 2025. Software and IT infrastructure expenses increased from $9.3 million to $21.7 million for the six months ended June 30, 2024 and 2025 respectively. This increase is attributed to increased software costs related to increased policies in force. Professional services expenses decreased from $8.2 million to $4.4 million for the six months ended June 30, 2024 and 2025 respectively. This decrease is attributed to reduced costs from third parties in servicing policies in force.

Interest expense. Interest expense increased from $1.6 million for the six months ended June 30, 2024 to $1.8 million for the six months ended June 30, 2025. The increase was due primarily to the increase in outstanding debt.

Depreciation expense. Depreciation expense for the six months ended June 30, 2024 and 2025 were $0.7 and $2.3 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects that were put into production in 2024.

Amortization expense. Amortization expense for the six months ended June 30, 2024 and 2025 were $3.9 million and $3.7 million, respectively, representing 1.0% and 0.7%, respectively, of net premiums earned. The decrease was due primarily to an intangible asset being fully amortized at the end of 2024.

Income tax expense. Income tax expense was $36.4 million and $57.6 million for the six months ended June 30, 2024 and 2025, respectively. Our effective tax rate for the six months ended June 30, 2024 and 2025 was 25.1% and 26.2% respectively. The change in tax rate was due primarily to due to recording the IRC Section 162(m) permanent difference in the current period.

Ratios

Loss ratio. Our loss ratio decreased from 44.0% for the six months ended June 30, 2024 to 34.3% for the six months ended June 30, 2025, primarily as a result of increased net premiums earned from increased policies in force and a decrease in catastrophe losses from non-hurricane weather activity.

Expense ratio. Our expense ratio increased from 24.3% for the six months ended June 30, 2024 to 28.6% for the six months ended June 30, 2025, primarily due to a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition costs in 2024.

Combined ratio. Our combined ratio decreased from 68.3% for the six months ended June 30, 2024 to 62.9% for the six months ended June 30, 2025, primarily as a result of increased net premiums earned from increased policies in force and a decrease in catastrophe losses from non-hurricane weather activity.

Policy acquisition expense ratio. Our policy acquisition expense ratio increased from 9.1% for the six months ended June 30, 2024 to 11.9% for the six months ended June 30, 2025, primarily as a result of a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition costs.

Debt to capitalization ratio. Our debt to capitalization ratio decreased from 11.0% for the six months ended June 30, 2024 to 4.0% for the six months ended June 30, 2025, primarily as a result of growth in retained earnings from net income and the IPO proceeds.

Return on equity. Our return on equity decreased from 37.3% for the six months ended June 30, 2024 to 25.0% for the six months ended June 30, 2025 as a result of growth in equity due to retained earnings and the IPO proceeds.

Non-GAAP Financial Measures

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements are not required by, or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) under SEC rules and regulations. We refer to these measures as “non-GAAP financial measures.” For example, in this Quarterly Report, we present combined ratio, excluding catastrophic losses & prior year claims development and return on tangible equity, which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of our non-GAAP financial measures to the most comparable GAAP figures, for the periods presented follows:

Combined Ratio, excluding catastrophic losses & prior year claims development

The following table sets forth a reconciliation of combined ratio, excluding catastrophic losses & prior year claims development to combined ratio, the most directly comparable GAAP measure:

	Three Months Ended June 30, (in thousands)		Year Ended December 31,
	2025	2024	2024
Combined Ratio	67.4%	69.9%	72.3%
Effect of catastrophic losses on combined ratio	-2.5%	-15.4%	-19.5%
Effect of prior year claims development on combined ratio	5.9%	-0.4%	2.9%
Combined Ratio, excluding catastrophic losses & prior year claims development	70.8%	54.1%	52.8%

	Six Months Ended June 30, (in thousands)		Year Ended December 31,
	2025	2024	2024
Combined Ratio	62.9%	68.3%	72.3%
Effect of catastrophic losses on combined ratio	-1.5%	-13.0%	-19.5%
Effect of prior year claims development on combined ratio	3.9%	0.1%	2.9%
Combined Ratio, excluding catastrophic losses & prior year claims development	65.3%	55.4%	52.8%

Combined ratio, excluding catastrophic losses & prior year claims development. Our combined ratio, excluding catastrophic losses & prior year claims development increased from 54.1% for the three months ended June 30, 2024 to 70.8% for the three months ended June 30, 2025, primarily as a result of a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition and reinsurance costs.

Combined ratio, excluding catastrophic losses & prior year claims development. Our combined ratio, excluding catastrophic losses & prior year claims development increased from 55.4% for the six months ended June 30, 2024 to 65.3% for the six months ended June 30, 2025, a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition and reinsurance costs.

Return on tangible equity

The following table sets forth a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure:

	Three Months Ended June 30, (in thousands)		Year Ended December 31,
	2025	2024	2024
Numerator: Net Income	$70,072	$53,742	$201,125
Denominator:
Average shareholders' equity	700,257	317,342	335,379
Less: Average goodwill and other intangible assets	(7,452)	(13,236)	(14,229)
Average tangible shareholders' equity	692,805	304,106	321,150
Return on tangible equity	10.0%	16.9%	62.6%
Return on equity	10.1%	17.7%	60.0%

	Six Months Ended June 30, (in thousands)		Year Ended December 31,
	2025	2024	2024
Numerator: Net Income	$162,575	$108,455	$201,125
Denominator:
Average shareholders' equity	650,610	290,643	335,379
Less: Average goodwill and other intangible assets	(8,399)	(16,190)	(14,229)
Average tangible shareholders' equity	642,211	274,453	321,150
Return on tangible equity	25.0%	37.3%	62.6%
Return on equity	25.3%	39.5%	60.0%

Return on tangible equity. Our return on tangible equity decreased from 17.7% for the three months ended June 30, 2024 to 10.1% for the three months ended June 30, 2025 as a result of growth in equity due to an increase in retained earnings and the IPO proceeds.

Return on tangible equity. Our return on tangible equity decreased from 39.5% for the six months ended June 30, 2024 to 25.3% for the six months ended June 30, 2025 as a result of growth in equity due to an increase in retained earnings and the IPO proceeds.

Liquidity and Capital Resources

We are organized as a Delaware holding company with our operations primarily conducted by our wholly owned insurance company subsidiaries, SIC (domiciled in the State of Florida), Slide Reinsurance Holdings, LLC (a holding company which owns 100% of shares of segregated cell T104 of White Rock Insurance (SAC) LTD.) and our services companies Slide MGA, LLC, Clegg Insurance Advisors, LLC D/B/A Homefront, STAT Claims Co., and Trusted Mitigation Contractors.

The holding company may receive cash through (i) capital contributions or issuance of equity and debt securities, (ii) dividends from our insurance company subsidiaries and (iii) distributions from our services companies. We may use these proceeds to contribute funds to our insurance company subsidiaries to support growth, pay dividends, pay taxes, or for other corporate purposes.

SIC can only pay dividends to the holding company out of its available and accumulated surplus funds, which are derived from realized net operating profits on its business and net unrealized capital gains. Dividend payments without prior written approval of the FLOIR shall not exceed the larger of:

•
The lesser of 10% of surplus or net income, not including realized capital gains, plus a two-year carryforward;
•
Ten percent of surplus, with dividends payable constrained to unassigned funds, minus 25% of unrealized capital gains;
•
The lesser of 10% of surplus or net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; and
•
In lieu of the above computations, the maximum dividend allowed by SIC may be up to the greater of 10% of surplus derived from realized net operating profits and realized capital gains or net operating profits and net realized capital gains from the immediately preceding calendar year, limited to 115% of minimum required surplus after dividends. The maximum dividend allowable by SIC is $5.1 million.

No dividends were paid by SIC in 2024. Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of its total liabilities, or $15.0 million. Based on this requirement, SIC was required to maintain capital and surplus of $92.3 million and $70.8 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, SIC’s statutory-basis surplus totaled $213.9 million and $208.0 million, meeting the minimum surplus requirements.

As of June 30, 2025 and December 31, 2024 we had $1.416 billion and $789.8 million, respectively, in cash, cash equivalents and restricted cash, which primarily consisted of cash, money market accounts and U.S. Treasury bills. We intend to maintain substantial cash or cash equivalent balances during hurricane season to meet seasonal liquidity needs relating to potential catastrophic losses.

Our insurance subsidiaries generate cash through premium collections, investment income and the sale or maturity of invested assets. During our start-up phase, we funded our working capital requirements primarily through private sales of equity. We received net proceeds of approximately $123.5 million primarily from equity issuances through December 31, 2024 and $263.3 million from the IPO proceeds. See “—Equity Issuances” in this quarterly report. We use our cash to pay reinsurance premiums, losses and loss adjustment expenses incurred, net, policy acquisition and other underwriting expenses, salaries and employee benefits and other expenses, as well as to purchase investments.

Although we can provide no assurances, we believe that the net proceeds from our IPO, together with our available cash, cash equivalents, and restricted cash balance and cash generated from operations, should be sufficient to meet our working capital requirements and other capital expenditures for the next 12 months.

Cash Flows

Our most significant source of cash is from premiums received from insureds, net of the related commission amount for the policies. Our most significant cash outflows are for claims that arise when a policyholder incurs an insured loss and for catastrophe excess of loss reinsurance. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that generally earn interest and dividends. The table below summarizes our net cash flow.

	Six Months Ended June 30, (in thousands)
	2025	2024	Change	% Change
Cash Flows provided by (used in):
Operating activities	350,429	275,336	75,093	27.3%
Investing activities	17,488	(146,356)	163,844	(111.9)%
Financing activities	257,989	7,227	250,762	3469.8%
Net increase in cash	625,906	136,207	489,699	359.5%

For the six months ended June 30, 2025, cash flows provided by operating activities was $350.4 million, an increase of $75.1 million from the six months ended June 30, 2024, driven by a change in net income and an increase in reinsurance premiums payable. For the six months ended June 30, 2025, cash flows provided by investing activities was $17.5 million, an increase of $163.8 million from the six months ended June 30, 2024, driven by the reduced purchases of fixed-maturity securities available-for-sale. For the six months ended June 30, 2025, cash flows used by financing activities was $258.0 million, an increase of $250.8 million from the six months ended June 30, 2024, driven by the IPO proceeds.

Seasonality of Our Business

Our insurance business is seasonal as hurricanes typically occur during the period from June 1 through November 30 each year. With our catastrophe reinsurance program effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 of each year, subject to certain adjustments.

Credit Facility

On June 25, 2024, we entered into an amended and restated credit agreement with Regions Bank for a $10.0 million revolving credit facility, which was increased to $45.0 million pursuant to the accordion feature on March 20, 2025, a term loan in an aggregate principal amount of $40.0 million and one or more delayed draw term loans in an aggregate principal amount not to exceed $125.0 million (together, the “Credit Facility”). The Credit Facility contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. Pursuant to the terms of the Credit Facility, we may from time to time establish one or more additional term loans subject to certain conditions precedent contained therein. The Credit Facility is guaranteed by certain of our subsidiaries and is secured by certain of our cash and deposit account balances. The Credit Facility matures on June 25, 2029. At June 30, 2025, the Company had no borrowings outstanding under the revolving credit facility and an outstanding balance of $36.0 million on the term loan. At June 30, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $170.0 million.

The Credit Facility accrues interest at (i) for base rate loans, the highest of (a) the prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50% per annum, (c) the term secured overnight financing rate (“SOFR”) in effect on such day for a forward-looking interest period of one month commencing on such day, plus 1.00% per annum, and (d) the floor of 0.00% per annum, in each case plus an applicable margin of (x) if the consolidated total leverage ratio, as defined in the Credit Facility, is less than 1.00:1.00, 2.25%, (y) if the consolidated total leverage ratio is greater than or equal to 1.00:1.00 but less than 1.50:1.00, 2.50% or (z) if the consolidated total leverage ratio is greater than or equal to 1.50:1.00, 2.75%, and (ii) for SOFR based loans, the rate per annum equal to the SOFR reference rate for a forward-looking tenor comparable to the then applicable or selected (as applicable) interest period, determined as of a periodic term

SOFR determination date, or the floor of 0.00% per annum, if applicable, plus an applicable margin of (x) if the consolidated total leverage ratio is less than 1.00:1.00, 3.25%, (y) if the consolidated total leverage ratio is greater than or equal to 1.00:1.00 but less than 1.50:1.00, 3.50% or (z) if the consolidated total leverage ratio is greater than or equal to 1.50:1.00, 3.75%.

Corporate Taxes

As a corporation, we are subject to typical corporate U.S. federal and state income tax rates which we expect to result in a statutory tax rate of approximately 25.4% under current tax law.

Off-Balance Sheet Arrangements

We do not maintain any other off-balance sheet arrangements. Please see Note 14, Commitments and Contingencies, in the notes to our financial statements for more information.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of June 30, 2025:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
Debt securities and credit agreements	$39,500	$6,000	$9,500	$24,000	$-
Interest payable (1)	8,312	2,552	4,141	1,619	-
Opearting lease obligations	9,452	1,855	3,867	3,730	-
Total	$57,264	$10,407	$17,508	$29,349	$-

1) Interest on the Credit Facility is calculated using 7.53% in effect at June 30, 2025 with the assumption that interest rates remain flat over the remainder of the period that the Credit Facility is outstanding. At our option, we may prepay the Credit Facility, in whole or in part, without premium or penalty.

Financial Condition

Stockholders’ Equity

As of June 30, 2025, stockholders’ equity was $868.1 million. As of December 31, 2024, total stockholders’ equity was $433.2 million. The increase was primarily due to increased retained earnings and the IPO proceeds.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors determines our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration.

Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities and equity securities. As of June 30, 2025, the majority of our investments, or $452.9 million, was comprised of fixed income securities rated BBB- or better. Our investments also include $4.2 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $936.2 million and a restricted cash balance of $479.6 million as of June 30, 2025.

As of December 31, 2024, the majority of our investments, or $464.8 million, was comprised of fixed income securities rated BBB- or better. Also included in our investments were $4.5 million of other investments. In addition, we maintained a non-restricted cash and cash equivalent balance of $493.4 million and a restricted cash balance of $296.4 million as of December 31, 2024.

As of June 30, 2025, and December 31, 2024, the amortized cost and fair value on available for sale securities were as follows:

	As of June 30, 2025
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$155,030	$156,766	34.5%
Obligations of state and political subdivisions	163,397	165,728	36.4%
Corporate securities	125,559	128,576	28.3%
Asset-backed securities	3,449	3,480	0.8%
Total available for sale investments	$447,435	$454,550	100%

	As of December 31, 2024
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$166,641	$166,283	35.7%
Obligations of state and political subdivisions	17,344	17,222	3.7%
Corporate securities	149,104	150,025	32.3%
Asset-backed securities	106,681	106,586	22.9%
Certificate of deposits	23,061	23,097	5.0%
Obligations of foreign governments	1,754	1,753	0.4%
Total available for sale investments	$464,585	$464,966	100.0%

The following tables provide the credit quality of available for sale investments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$40,672	$41,201	9.1%
AA+	192,389	194,733	42.8%
AA	30,281	30,550	6.7%
AA-	44,051	44,751	9.8%
A+	28,953	29,421	6.5%
A	25,379	25,931	5.7%
A-	27,249	27,846	6.1%
BBB+	24,675	25,446	5.6%
BBB	24,456	25,081	5.6%
BBB-	7,716	7,931	1.7%
Not Rated	1,614	1,659	0.4%
Total available for sale investments	$447,435	$454,550	100.00%

	As of December 31, 2024
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$210,924	$210,577	45.3%
AA+	28,231	28,222	6.1%
AA	24,871	24,792	5.3%
AA-	37,501	37,378	8.0%
A+	38,250	38,228	8.2%
A	26,798	26,992	5.8%
A-	33,969	34,131	7.3%
BBB+	24,297	24,612	5.3%
BBB	31,894	32,171	6.9%
BBB-	7,686	7,699	1.7%
Not Rated	164	164	0.1%
Total available for sale investments	$464,585	$464,966	100.0%

The amortized cost and fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2025 and December 31, 2024 are displayed in the tables below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of June 30, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$39,404	$39,443	8.7%
Due after one year through five years	278,500	283,433	62.4%
Due after five years through 10 years	120,085	122,342	26.8%
Due after 10 years	9,446	9,332	2.1%
Total available for sale investments	$447,435	$454,550	100.0%

	As of December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$56,574	$56,666	12.2%
Due after one year through five years	286,584	287,703	61.9%
Due after five years through 10 years	112,702	112,117	24.1%
Due after 10 years	8,725	8,480	1.8%
Total available for sale investments	$464,585	$464,966	100.0%

Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. Our current critical accounting policies and estimates are as follows:

Premiums. We record direct and assumed written premiums as revenue, net of ceded amounts on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy level evaluation to determine the extent to which the balance of the premium receivable exceeds the balance of the unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance account for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded an allowance for uncollectible premiums of $1.0 and $1.5 million at December 31, 2024 and June 30, 2025.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premium liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

Reserves for unpaid losses and loss adjustment expenses incurred, net. Reserves for unpaid losses and loss adjustment expenses incurred, net, also referred to as loss reserves, represent the most significant accounting estimate inherent in the preparation of our financial statements. These reserves represent management’s best estimate of the amount we will ultimately pay for losses and loss adjustment expenses incurred, net and we base the amount upon the application of various actuarial reserve estimation techniques as well as considering other material facts and circumstances known at the balance sheet date.

We establish two categories of loss reserves as follows:

•
Case reserves—When a claim is reported, we establish an initial estimate of the losses that will ultimately be paid on the reported claim. Our initial estimate for each claim is based upon the judgment of our claims professionals who are familiar with property and liability losses associated with the coverage offered by our policies. Then, our claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and adjust the reserve as necessary. As claims mature, we increase or decrease the reserve estimates as deemed necessary by our claims department based upon additional information we receive regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.
•
IBNR reserves—Our IBNR reserves include true IBNR reserves plus “bulk” reserves. True IBNR reserves represent amounts related to claims for which a loss occurred on or before the date of the financial statements but which have not yet been reported to us. Bulk reserves represent additional amounts that cannot be allocated to particular claims, but which are necessary to estimate ultimate losses on known claims. We estimate our IBNR reserves by projecting our ultimate losses using industry accepted actuarial methods and then deducting actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

When we establish our reserves, we analyze various factors such as the evolving historical loss experience of the insurance industry as well as our experience, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates will cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the interaction of the foregoing factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required. Due to the uncertain nature of any projection of the future, the ultimate amount we will pay for losses will be different from the reserves we record.

We determine our ultimate loss reserves by selecting a point estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the point estimate is influenced by the analysis of our paid losses and incurred losses since inception, as well as industry information relevant to the population of exposures drawn from Citizens. At our current level of experience, industry information strongly influences the basis for estimates of claims related factors. We expect that our loss experience will be of growing significance in future periods.

Our reserves as of December 31, 2024 were in excess of the reserves estimated and evaluated by our Chief Actuarial Officer to be necessary to meet the requirements of the insurance laws of Florida, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $111.7 million of recorded case reserves, we recorded $483.8 million of IBNR reserves as of December 31, 2024 to achieve overall reserves of $595.5 million.

The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the impact of changes in our loss reserves on our net income, stockholders’ equity and liquidity as of and for the year ended December 31, 2024:

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
	(dollars in thousands)
Loss Reserves	$595,487	$424,462	(28.7)%	$636,096	6.8%
Impact on:
Net income	201,125	328,727	63.4%	170,827	(15.1)%
Shareholders’ equity	433,159	560,761	29.5%	402,861	(7.0)%
Adjusted cash, cash equivalents and investments(1)	789,842	917,444	16.2%	759,544	(3.8)%

(1)
Adjusted cash, cash equivalents and investments is intended to present a measure of future liquidity and consists of cash, cash equivalents and investments, less loss reserves, net of taxes, assuming a 25.39% tax rate.

Policy acquisition and other underwriting expenses. We incur policy acquisition and other underwriting expenses that vary with, and are directly related to, the production of new business. Policy acquisition and other underwriting expenses consist of the following three items: (i) commissions paid to outside agents at the time of policy issuance, (ii) premium taxes and (iii) inspection fees. We capitalize policy acquisition and other underwriting expenses to the extent recoverable, then we amortize those costs over the contract period of the related policy.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition and other underwriting expenses and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition and other underwriting expenses.

Reinsurance. We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding,” all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

Our reinsurance agreements are short-term, prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our prepaid reinsurance premiums over the applicable contract period.

In the event that we incur losses recoverable under our reinsurance program, we record amounts recoverable from our reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of our liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to our estimate of unpaid losses. Though an estimate of amounts recoverable from reinsurers on unpaid losses may change at any point in the future because of its relation to our reserves for unpaid losses, a reasonable probability exists that an estimated recovery may change significantly in the near term from the amounts included in our consolidated financial statements.

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no amounts uncollectible under our reinsurance program or bad debt expense related to reinsurance during the year ended December 31, 2024, or the six months ended June 30, 2025.

Investments. We currently classify all of our investments in fixed-maturity securities as available-for-sale and report them at fair value. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of other comprehensive income. We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on investments over the remaining maturity period of the related investments using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

A large portion of our investment portfolio consists of fixed-maturity securities, which may be adversely affected by changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolio, offset by lower rates of return on funds reinvested.

Fair Value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of our financial instruments, we prioritize those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities;
•
Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and
•
Level 3—Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2024 and the six months ended June 30, 2025. Changes in interest rates subsequent to December 31, 2024 or the six months ended June 30, 2025 may affect the fair value of our investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2024, and the six months ended June 30, 2025 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

Stock-based compensation. We account for stock-based compensation under the fair value recognition provisions of U.S. GAAP, which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. Prior to the IPO, the valuation of our common stock required us to make highly complex and subjective estimates because our shares were not publicly traded. We do not currently need these estimates to determine the fair value of new stock-based compensation awards since our underlying shares are trading publicly. In accordance with U.S. GAAP, the fair value of stock based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. We use a straight-line attribution method for all grants that include only a service condition.

Income taxes. We file as a corporation and thus are subject to United States income tax on our worldwide income as a U.S. corporation.

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

We record any income tax penalties and income tax-related interest as income tax expense in the period incurred. We incurred underestimated tax penalties and interest of $1.2 million during year ended December 31, 2024.

Recent Accounting Pronouncements

We determined that all recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of the federal securities laws. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “aim,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report and in other reports we file with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report to conform our prior statements to actual results or revised expectations.

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements:

•
our limited operating history, which make our business and future prospects difficult to evaluate;
•
whether our “Slide” brand becomes as widely known as incumbents’ brands or becomes tarnished;
•
the impact of macroeconomic conditions, including declining consumer confidence, inflation, high unemployment and the read of recession;
•
the success of the Company's underwriting and profitability initiatives;
•
failure to establish accurate reserves, failure to adjust claims accurately, the denial of claims or our failure to accurately and timely pay claims;
•
ability to expand within the United States and additional costs and risks we will be subject to as a result;

•
intense competition in the segments of the insurance industry in which we operate;
•
if reinsurance is unavailable at current levels and prices, and the counterparty risk we are subject to as a result;
•
examinations we are periodically subject to by our state insurance regulators, which could result in adverse examination findings and necessitate remedial actions;
•
the historically cyclical nature of the insurance business, including the market for homeowners and commercial residential insurance, which may result in us experiencing periods with excess underwriting capacity and unfavorable premium rates;
•
weather conditions (including severity and frequency of storms, hurricanes, tornadoes, wildfires and hail);
•
the highly regulated environment we operate in and the variety of complex federal and state laws and regulations we are subject to; and
•
significantly increased costs we will incur and substantial management time we will devote as a result of operating as a public company.

For further discussion of certain of these factors, see the risk factors disclosed in the section entitled “Risk Factors” this Quarterly Report and in our prospectus included in the Registration Statement on Form S-1 (File No. 333-287556) (the “Registration Statement”) relating to your IPO, as filed June 18, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios include fixed-maturity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by BlackRock and are overseen by the investment committee appointed by the board of directors of SIC. Our investment portfolios are primarily exposed to interest rate risk and credit risk. We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our shareholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our shareholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2025 ($ in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$408,283	$(46,267)	(10.2)%
200 basis point increase	423,698	(30,851)	(6.8)%
100 basis point increase	439,120	(15,429)	(3.4)%
100 basis point decrease	469,986	15,436	3.4%
200 basis point decrease	485,429	30,880	6.8%
300 basis point decrease	500,879	46,330	10.2%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector. Pursuant to our investment policy, only $1.0 million may be invested in below investment grade bonds. The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.28 years and 3.52 years at June 30, 2025 and December 31, 2024, respectively. To the extent interest rates decrease during 2025, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2025, the estimated weighted average credit quality rating of the fixed maturity securities portfolio was AA-, at fair value, consistent with the average rating at June 30, 2025. For more information regarding the composition of our fixed-maturity securities portfolio, see “—Financial Condition—Investment Portfolio” within Item 2.

Foreign Currency Exchange Risk

At June 30, 2025, we did not have any material exposure to foreign currency related risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

The Company documented its risk factors in the prospectus included in the Registration Statement relating to our IPO, as filed June 18, 2025. As of the date of this Quarterly Report, there have been no material changes to the Company’s risk factors since the filing of that final prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2025, we completed the initial public offering of our common stock pursuant to the Registration Statement which was declared effective by the SEC on June 17, 2025. Pursuant to the Registration Statement, we registered, issued and sold an aggregate of 24.0 million shares of our common stock, of which 16.7 million shares were sold by us and 7.3 million shares were sold by certain selling stockholders named therein at a price to the public of $17.00 per share (for an aggregate offering price of $408.0 million). The Company received net proceeds of approximately $263.5 million, net of approximately $19.8 million of underwriting discounts and commissions. On June 25, 2025, the underwriters fully exercised their option to purchase an additional 3.6 million shares of common stock from certain selling stockholders of the Company at a price of $17.00 per share bringing the aggregate offering price to $469.2 million. The Company did not receive any proceeds from the sale of shares of common stock by selling stockholders. In connection with the IPO, we effectuated an approximately 5.5-for-one stock split of its common stock, preferred stock, vested and unvested stock options and vested and unvested restricted share units. Barclays Capital Inc. and Morgan Stanley & Co. LLC acted as joint book-running managers.

We did not make any payments of expenses in connection with the offering to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement,”

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Slide Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Slide Insurance Holdings, Inc.’s Current Report on Form 8-K filed on June 20, 2025).

3.2	Amended and Restated Bylaws of Slide Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Slide Insurance Holdings, Inc.'s Current Report on Form 8-K filed on June 20, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 12, 2025		/s/ Bruce Lucas
	By:	Bruce Lucas
	Its:	Chief Executive Officer (Duly Authorized Officer)

Date: August 12, 2025		/s/ Jesse Schalk
	By:	Jesse Schalk
	Its:	Chief Financial Officer (Principal Financial Officer)