Form 10-Q
period 2025-09-30
Slide Insurance Holdings, Inc.
filed 2025-11-06
CIK 1886428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2025, the registrant had 124,289,799 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Slide Insurance Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share and par value amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Invested assets:
Fixed-maturity securities, available-for-sale, at estimated fair value (amortized costs: $465,454 and $464,585, respectively and allowance for credit losses: $0 and $0 respectively)	$474,603	$464,966
Other investments, net	4,044	4,548
Total invested assets	$478,647	$469,514
Cash and cash equivalents	861,558	493,409
Restricted cash	779	631
Restricted cash - variable interest entity	539,855	295,802
Accrued interest income	6,984	5,569
Assumed premiums receivable	—	10,284
Premiums receivable, net of allowance for credit loss of $2,295 and $1,048, respectively	105,713	47,642
Reinsurance recoverable on paid losses, net of allowance for credit loss: $0 and $0, respectively	32,197	—
Reinsurance recoverable on unpaid losses, net of allowance for credit loss: $0 and $0, respectively	207,939	341,051
Prepaid reinsurance premiums	312,924	148,288
Deferred income tax assets, net	11,436	17,371
Deferred policy acquisition costs	92,333	65,046
Advanced payments of premium tax liability	27	—
Property and equipment, net	12,399	13,578
Right-of-use lease assets, operating	8,913	8,390
Intangibles, net	1,999	7,692
Goodwill	2,603	2,603
Prepaid expenses	9,715	4,192
Other assets	834	865
Total assets	$2,686,855	$1,931,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$523,959	$595,487
Unearned premiums	824,425	696,310
Commissions payable	19,458	8,254
Advanced recoveries on reinsurance	—	4,844
Assumed premiums payable	1,758	—
Deferred revenue	90	90
Reinsurance premiums payable	204,689	70,452
Long-term debt, net	34,983	39,190
Interest rate swap liability	91	117
Income taxes payable	35,029	43,943
Advanced premiums	41,840	12,051
Premium tax liabilities	—	1,206
Accounts payable and accrued expenses	21,603	13,858
Lease liabilities, operating	9,975	9,063
Other liabilities	4,735	3,903
Total liabilities	$1,722,635	$1,498,768
Shareholders’ equity:
Common Stock (par value $0.01, 1,500,000,000 shares authorized, 124,241,773 and 56,224,168 issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	1,242	562
Preferred stock (par value $0.01, 150,000,000 shares authorized, 0 and 51,374,125 issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	—	514
Additional paid-in capital	373,461	122,607
Accumulated other comprehensive income, net of taxes	6,754	285
Retained earnings	582,763	309,191
Total shareholders’ equity	$964,220	$433,159
Total liabilities and shareholders’ equity	$2,686,855	$1,931,927

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Gross premiums written	$463,394	$346,293	$1,177,027	$939,257
Change in unearned premiums	(104,031)	(71,140)	(128,115)	(166,176)
Gross premiums earned	359,363	275,153	1,048,912	773,081
Ceded premiums earned	(116,309)	(90,384)	(295,958)	(205,238)
Net premiums earned	243,054	184,769	752,954	567,843
Net investment income	19,093	12,786	47,941	34,500
Policy fees	2,440	2,133	6,428	5,053
Other income	1,106	416	1,571	965
Total revenue	$265,693	$200,104	$808,894	$608,361
Expenses:
Losses and loss adjustment expenses incurred, net	33,240	111,664	208,370	280,205
Policy acquisition and other underwriting expenses	36,393	22,018	97,062	56,880
General and administrative expenses	45,005	38,007	124,318	91,840
Interest expense	909	1,378	2,739	2,965
Depreciation expense	1,230	707	3,493	1,387
Amortization expense	1,901	1,962	5,693	5,908
Total expenses	$118,678	$175,736	$441,675	$439,185
Net income before income tax expense	147,015	24,368	367,219	169,176
Income tax expense	36,018	6,791	93,647	43,144
Net income	$110,997	$17,577	$273,572	$126,032
Weighted average shares outstanding (in thousands)
Basic	125,249	56,224	83,126	56,224
Diluted	140,113	119,520	129,916	119,610
Earnings per share
Basic	$0.89	$0.31	$3.29	$2.24
Diluted	$0.79	$0.15	$2.11	$1.05

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$110,997	$17,577	$273,572	$126,032
Other comprehensive income:
Unrealized gains (losses) on securities	2,034	11,284	8,768	7,389
Other comprehensive gain (loss), before tax	2,034	11,284	8,768	7,389
Income tax expense on other comprehensive gain (loss) on investments	591	2,832	2,299	1,846
Income tax expense on other comprehensive gain (loss)	591	2,832	2,299	1,846
Other comprehensive gain (loss)	1,443	8,452	6,469	5,543
Comprehensive income	$112,440	$26,029	$280,041	$131,575

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollar amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of June 30, 2025	125,243,157	$1,252	—	$-	$389,731	$471,766	$5,311	$868,060
Exercise of vested common stock options	261,250	3	—	—	357	—	—	360
Other financing activities	—		—	—	404	—	—	404
Vesting of RSUs	144,078	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	2,956		—	2,956
Repurchase and retirement of common stock	(1,406,712)	(14)	—	—	(19,986)	—	—	(20,000)
Net income	—	—	—	—	—	110,997	—	110,997
Other comprehensive income	—	—	—	—	—	—	1,443	1,443
Balance as of September 30, 2025	124,241,773	$1,242	—	$-	$373,461	$582,763	$6,754	$964,220

Balance as of June 30, 2024	56,224,168	$562	50,833,288	$508	$126,413	$216,521	$(317)	$343,687
Repurchase and retirement of common stock	—	—	—	—	(540)	—	—	(540)
Stock-based compensation	—	—	—	—	260	—	—	260
Net income	—	—	—	—	—	17,577	—	17,577
Other comprehensive gain (loss)	—	—	—	—	—	—	8,452	8,452
Balance as of September 30, 2024	56,224,168	$562	50,833,288	$508	$126,133	$234,098	$8,135	$369,436

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

	Common Stock (a)		Preferred Stock (a)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital (a)	Earnings	Income	Equity
Balance as of December 31, 2024	56,224,168	$562	51,374,125	$514	$122,607	$309,191	$285	$433,159
Exercise of vested common stock options	951,291	10	—	—	1,003	—	—	1,013
Other financing activities	—	—	—	—	(2,463)	—	—	(2,463)
Vesting of RSUs	432,234	3	—	—	(3)	—	—	—
Stock-based compensation	—	—	—	—	8,970	—	—	8,970
Repurchase and retirement of common stock	(1,406,712)	(14)	—	—	(19,986)	—	—	(20,000)
Net income	—	—	—	—	—	273,572	—	273,572
Other comprehensive income	—	—	—	—	—	—	6,469	6,469
Conversion of Preferred Stock to Common Stock as part of IPO	51,374,125	514	(51,374,125)	(514)	—	—	—	—
Initial Public Offering	16,666,667	167	—	—	263,333	—	—	263,500
Balance as of September 30, 2025	124,241,773	$1,242	—	$-	$373,461	$582,763	$6,754	$964,220

Balance as of December 31, 2023	56,224,168	$562	50,833,288	$508	$125,870	$108,066	$2,592	$237,598
Repurchase and retirement of common stock	—	—	—	—	(540)	—	—	(540)
Stock-based compensation	—	—	—	—	803	—	—	803
Net income	—	—	—	—	—	126,032	—	126,032
Other comprehensive gain (loss)	—	—	—	—	—	—	5,543	5,543
Balance as of September 30, 2024	56,224,168	$562	50,833,288	$508	$126,133	$234,098	$8,135	$369,436

(a) All Common Stock share and related dollar information, all Preferred Stock share and related dollar information and Additional Paid-in Capital has been adjusted to reflect the 5.5-for-1 stock split effective June 18, 2025 as discussed in Note 1.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$273,572	$126,032
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	9,186	7,481
Deferred income tax expense	3,637	(1,313)
Stock-based compensation	8,970	802
Amortization of deferred loan costs	589	—
Gain on sale of investments	(6)	(9)
Net amortization of premiums on investments in fixed-maturity securities	(2,068)	(2,432)
Change in value of interest rate swap	(26)	44
Purchase of transferable tax credits	(65,360)	—
Change in operating assets and liabilities:
Accrued interest income	(1,415)	(3,111)
Premiums receivable	(46,029)	18,845
Reinsurance recoverable on paid losses	(37,041)	(735)
Reinsurance recoverable on unpaid losses	133,112	26,383
Prepaid reinsurance premiums	(164,636)	(162,425)
Prepaid expenses	(5,523)	(3,748)
Deferred policy acquisition costs	(27,287)	(31,597)
Other assets	31	(432)
Loss and loss adjustment expense reserves	(71,528)	106,994
Unearned premiums	128,115	166,176
Advanced premiums	29,789	24,542
Income taxes payable	56,446	(14,257)
Premium taxes payable	(1,233)	9,581
Commissions payable	11,204	5,645
Reinsurance premiums payable	134,237	107,514
Accounts payable and accrued expenses	7,745	13,736
Net lease liability, net	389	(10)
Other liabilities	832	1,775
Net cash provided by operating activities	$375,702	$395,481
Cash flows from investing activities:
Purchase of fixed-maturity securities available-for-sale	(75,745)	(214,602)
Proceeds from maturities and redemptions of fixed-maturity securities available -for-sale	76,950	29,344
Proceeds from redemption of other investments	504	504
Purchase of property and equipment	(2,314)	(9,318)
Net cash used in investing activities	$(605)	$(194,072)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,012	—
Proceeds from issuance of preferred stock stock	—	1
Other financing costs	(2,463)	—
Issuance of long-term debt	—	40,000
Payment of debt issuance costs	(296)	(3,692)
Repayment of long-term debt	(4,500)	(31,081)
Repurchase and retirement of preferred stock	—	(540)
Repurchase and retirement of common stock	(20,000)	—
Proceeds from issuance of initial public offering	263,500	—
Net cash provided by financing activities	$237,253	$4,688
Net increase in cash, cash equivalents and restricted cash	612,350	206,097
Cash, cash equivalents and restricted cash, beginning of period	789,842	442,362
Cash, cash equivalents and restricted cash, end of period	$1,402,192	$648,459
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest paid	$1,659	$2,282
Income taxes paid	$33,525	$58,519

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

1.
Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. As of September 30, 2025, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report for the year then ended December 31, 2024. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company's final prospectus to its registration statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") on June 18, 2025.

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

Slide Specialty Insurance Company (f/k/a Pawtucket Insurance Company) (“Slide Specialty”) – a wholly owned property casualty insurance company licensed in New York, New Jersey, Rhode Island and South Carolina. Slide Specialty was acquired in February 2025 and had no assets, liabilities or capital and had not written any insurance policies. The license for Slide Specialty was acquired in FY2021, and the Company recorded the associated intangible assets in 2021. The Rhode Island Department of Business Regulation; Division of Insurance approved the acquisition in February of 2025, which is when Slide Specialty legally became a wholly owned subsidiary of the Company. On July 24, 2025, the Company changed the name of Slide Specialty from Pawtucket Insurance Company to Slide Specialty Insurance Company.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

SIC is domiciled in the state of Florida and is a wholly owned subsidiary of SIH. The insurance subsidiary was incorporated on February 17, 2022, and commenced operations on March 1, 2022, after receiving its Certificate of Authority from the Florida Department of Financial Services, Office of Insurance Regulation (the “FLOIR”). SIC provides homeowners insurance coverage to policyholders in Florida and South Carolina, with Florida policyholders representing 99% of direct written premiums written for the three months ended September 30, 2025.

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

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2025, there were 124.2 million shares of common stock outstanding and 0 shares of preferred shares outstanding.

Stock Split

On June 18, 2025, the Company effected a 5.5-for-1 stock split of the common stock and preferred stock, respectively. All common stock and preferred stock and per share information included in the accompanying condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect this unit split for all periods presented.

Completion of Initial Public Offering

On June 18, 2025, the Company closed its initial public offering ("IPO") of 24.0 million shares of its common stock, of which 16.7 million shares were sold by the Company and 7.3 million shares were sold by certain selling stockholders, at an initial public offering price of $17.00 per share for gross proceeds of $408.0 million. The Company received net proceeds of approximately $263.5 million, net of approximately $19.8 million of underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares of its common stock by selling stockholders. The Company recorded the transaction within common stock and additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2025. All preferred stock was converted to common stock upon the completion of the IPO.

On June 25, 2025, the underwriters fully exercised their option to purchase an additional 3.6 million shares of common stock from certain selling stockholders of the Company. The purchase of the additional shares brought the gross proceeds from the IPO to $469.2 million. The Company did not receive any proceeds from the sale by such selling stockholders of the additional shares.

Stock Repurchase Program

On August 26, 2025, the Company's Board of Directors ("Board") authorized the 2025 Stock Repurchase Program ("repurchase program"), which allows the Company to repurchase, from time to time, up to $75.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. The Company has repurchased 1,406,712 shares of common stock for $20.0 million as of September 30, 2025. Upon repurchase, the Company retired the shares of common stock. The repurchase plan has no time deadline and will continue until all authorized shares have been repurchased or otherwise modified or terminated by the Board.

Assumed Business

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. For the three and nine months ended September 30, 2025, the Company was approved by the FLOIR to assume a total of 15,000 and 281,150 policies. The approval date noted is based on the actual take-out date and not the date the

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Company received approval to participate from the FLOIR. For the three and nine months ended September 30, 2025, the Company assumed approximately 13,711 and 40,082 policies, representing $33.1 million and $138.0 million in annualized gross premiums.

For the three and nine months ended September 30, 2024, the Company was approved by the FLOIR to assume a total of 0 and 110,000 policies. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three and nine months ended September 30, 2024, the Company assumed approximately 0 and 64,600 policies, representing $0 million and $207.6 million in annualized gross premiums. For the year ended December 31, 2024, the Company was approved by the FLOIR to assume a total of 275,600 policies from Citizens. In 2024, approximately 136,000 policies were assumed from Citizens, representing approximately $484.1 million in annualized gross written premiums related to these transactions.

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. ASU 2023-09 is effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating its impact on income tax disclosure.

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

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The update modifies the accounting for internal-use software development costs by eliminating the stage-based model and establishing new capitalization criteria that apply once a project is authorized, funded, and it is probable the software will be completed and used as intended. The new guidance also introduces the concept of significant development uncertainty to help entities determine the appropriate timing of capitalization and integrates prior website development guidance into Accounting Standards Codification (“ASC”) 350-40. The update is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and does not expect the adoption to have a material effect on its financial position or results of operations.

The Company does not believe any of these accounting pronouncements have or will have a material impact on its consolidated financial statements.

2.
Basic and Diluted Earnings Per Share (shares reported in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income attributable to common stockholders	$110,997	$17,577	$273,572	$126,032
Weighted average shares outstanding	125,249	56,224	83,126	56,224
Basic earnings per share	$0.89	$0.31	$3.29	$2.24
Diluted earnings per share:
Net income attributable to common stockholders	$110,997	$17,577	$273,572	$126,032
Weighted average shares outstanding	125,249	56,224	83,126	56,224
Add effect of dilutive securities
Impact of convertible preferred stock	—	50,801	31,615	50,823
Impact of vested and unvested common stock options	13,104	11,855	13,230	11,908
Impact of RSU awards	1,760	—	1,945	—
Impact of convertible preferred stock warrants	—	640	—	655
Diluted weighted average common shares outstanding	140,113	119,520	129,916	119,610
Diluted earnings per share	$0.79	$0.15	$2.11	$1.05

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company does not have any anti-dilutive shares for the three and nine months ended September 30, 2025 and 2024, respectively.

3.
Fixed-Maturity Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in fixed-maturity securities available-for-sale at September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$145,066	$1,941	$(14)	$146,993
States, municipalities and political subdivisions	166,703	3,423	(144)	$169,982
Corporate Bonds	129,982	3,823	(7)	$133,798
Asset-Backed Securities	23,703	145	(18)	$23,830
	$465,454	$9,332	$(183)	$474,603

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$166,641	$418	$(776)	$166,283
U.S. states, territories and possessions	17,344	71	(193)	17,222
Industrial and miscellaneous	149,104	1,350	(429)	150,025
Special Revenue	106,681	527	(622)	106,586
Political subdivisions	23,061	187	(151)	23,097
Hybrid securities	1,754	—	(1)	1,753
	$464,585	$2,553	$(2,172)	$464,966

The amortized cost and estimated fair value of investments in fixed-maturity securities at September 30, 2025 and December 31, 2024, by contractual maturity, are shown below.

	September 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
In one year or less	$41,456	$41,609	$56,574	$56,666
After one year through five years	273,751	279,568	286,584	287,703
After five years through 10 years	122,082	125,209	112,702	112,117
After 10 years	28,165	28,217	8,725	8,480
	$465,454	$474,603	$464,585	$464,966

Actual maturities may differ from contractual maturities, as the issuers of the securities may have the right to call or prepay obligations with or without penalty.

The following tables show the Company’s investments estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	September 30, 2025
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$2,030	$—	$1,724	$(14)	$3,754	$(14)
States, municipalities and political subdivisions	10,011	(102)	2,436	(42)	12,447	(144)
Corporate Bonds	445	(1)	1,984	(6)	2,429	(7)
Asset-Backed Securities	15,909	(18)	—	—	15,909	(18)
	$28,395	$(121)	$6,144	$(62)	$34,539	$(183)

A total of 29 securities had unrealized losses at September 30, 2025. The Company’s unrealized losses relate to its portfolio of fixed-maturity securities. The Company’s unrealized losses on its fixed maturity securities were caused by interest rate changes. The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

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

For the nine months ended September 30, 2025, the Company recognized $0 credit loss expense related to fixed-maturity securities in the consolidated statements of income.

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

Proceeds from maturities, and redemptions of fixed-maturities securities were $75,745 and $25,059 for the nine months ended September 30, 2025 and 2024, respectively, with realized gross gains of $6 and $8 on these sales, maturities, and redemptions respectively.

At September 30, 2025 and December 31, 2024, the Company had restricted cash of $540,634 and $296,433, respectively, consisting of funds on deposit with regulatory authorities, as required by law and funds held in trust by the VIE where the Company is the primary beneficiary.

Major categories of net investment income, excluding realized gains, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income:
Available-for-sale fixed-maturity securities	$5,666	$5,346	$16,551	$13,988
Cash and cash equivalents	13,542	$7,513	31,704	20,629
Other investments	106	$134	339	432
Total investment income	$19,314	$12,993	$48,594	$35,049
Investment expenses	221	$207	653	549
Net investment income	$19,093	$12,786	$47,941	$34,500

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

The following table presents by level the financial assets carried at estimated fair value measured on a recurring basis as of September 30, 2025 and December 31, 2024. The table does not include assets which are measured at historical cost or any basis other than estimated fair value.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$861,558	$861,558	$—	$—	$861,558
Restricted cash	779	779	—	—	779
Restricted cash - variable interest entity	539,855	539,855	—	—	539,855
Fixed-maturity securities	465,454	277,789	196,814	—	474,603
	$1,867,646	$1,679,981	$196,814	$—	$1,876,795
Liabilities:
Interest rate swap	$91	$—	$—	$91	$91

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$493,409	$493,409	$—	$—	$493,409
Restricted cash	631	631	—	—	631
Restricted cash - variable interest entity	295,802	295,802	—	—	295,802
Fixed-maturity securities	464,585	323,749	141,217	—	464,966
	$1,254,427	$1,113,591	$141,217	$—	$1,254,808
Liabilities:
Interest rate swap	$117	$—	$—	$117	$117

A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the estimated fair value measurement; consequently, if there are multiple significant valuation inputs that are categorized in different levels of the hierarchy, the instrument’s hierarchy level is the lowest level within which any significant input falls.

The Level 1 category includes cash and cash equivalents, restricted cash, money market securities, certificates of deposit, U.S. treasury bonds, and corporate bonds.

The Level 2 category generally includes municipal bonds and asset-backed securities. The estimated fair value of fixed-maturity investments included in the Level 2 category was based on the market values obtained from pricing services.

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

Fixed-Maturity Securities

Fixed-Maturity securities represent investments held at fair value in U.S. government and agencies, municipalities and political subdivisions, corporate bonds, states, and asset-backed securities. U.S government and agencies bonds and corporate bonds are considered to be Level 1 assets due to readily available pricing. Municipalities and political subdivisions, corporate bonds, states, and asset-backed securities are considered to be Level 2 assets due to valuations based on observable inputs.

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
Promissory Notes, 0.00%	2027	Discounted cash flow method, Level 3 inputs
Commercial Loan, variable rate of interest	2029	Discounted cash flow method, Level 3 inputs

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
As of September 30, 2025	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$3,000	$—	$—	$2,771	$2,771
Commercial Loan	35,000	—	—	32,017	32,017
Less: unamortized issuance costs	(3,017)	—	—	(3,017)	(3,017)
	$34,983	$—	$—	$31,771	$31,771

	Fair Value Measurements Using
As of December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$4,500	$—	$—	$3,992	$3,992
Commercial Loan	38,000	—	—	37,192	37,192
Less: unamortized issuance costs	(3,310)	—	—	(3,310)	(3,310)
	$39,190	$—	$—	$37,874	$37,874

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

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The policy acquisition costs that the Company has capitalized and is amortizing over the effective periods of the related policies are as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$71,458	$60,111	$65,046	$42,995
Policy acquisition costs deferred	57,268	36,499	124,349	88,477
Less: Amortization	(36,393)	(22,018)	(97,062)	(56,880)
Ending balance	$92,333	$74,592	$92,333	$74,592

6.
Loss and Loss Adjustment Expenses

The Company establishes reserves for the estimated total unpaid costs of Loss and loss adjustment expenses (“LAE”). Loss and LAE reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid in full, and (ii) claims that have been incurred but not yet reported to the Company (“IBNR”). Reserves established by management represent an estimate of the outcome of future events and, as such, cannot be considered an exact calculation of our liability. Rather, loss and LAE reserves represent management’s best estimate of the Company’s liability based on the application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss and LAE reserves is complex and inherently imprecise, as it involves the estimation of the outcome of future uncertain events. The impact of both internal and external variables on ultimate losses and LAE costs is difficult to estimate. In determining loss and LAE reserves, the Company gives careful consideration to all available data and actuarial analyses.

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

Activity related to the loss and LAE reserves are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balances, beginning of period	$571,812	$293,687	$595,487	$249,567
Less reinsurance recoverables	240,241	78,360	341,051	105,092
Net balances, beginning of period	331,571	215,327	254,436	144,475
Incurred related to:
Current year	66,755	110,255	263,505	279,169
Prior years	(33,515)	1,409	(55,135)	1,036
Total incurred	$33,240	$111,664	$208,370	$280,205
Paid related to:
Current year	36,191	42,433	72,140	91,586
Prior years	12,600	6,599	74,646	55,135
Total paid	$48,791	$49,032	$146,786	$146,721
Net balances, end of period	316,020	277,959	316,020	277,959
Plus reinsurance recoverables	207,939	78,709	207,939	78,709
Balances at September 30	$523,959	$356,668	$523,959	$356,668

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the three and nine months ended September 30, 2025, the Company recognized favorable development of losses related to prior years of approximately $33,515 and $55,135 primarily to reduce non-catastrophe reserves in response to lower than

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

expected payments. During the three and nine months ended September 30, 2024, the Company recognized (unfavorable) of losses related to prior years of approximately $(1,409) and (1,036) primarily to increase non-catastrophe reserves in response to higher than expected payments.

7.
Income Taxes

The Company recorded income tax expense of approximately $36,018 and $93,647 for the three and nine months ended September 30, 2025, and $6,791 and $43,144 for the three and nine months ended September 30, 2024, respectively. The income tax expense resulted in an effective tax rate of 24.5% and 25.5% for the three and nine months ended September 30, 2025, and 27.9% and 25.5% for the three and nine months ended September 30, 2024, respectively. The tax rate was decreased as compared to the corresponding period in the prior year due primarily to the purchase of transferable Section 45x advanced manufacturing production credits in the current period. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state income taxes as well as certain nondeductible and tax-exempt items.

In September of 2025, the Company purchased $67.9 million of transferable Section 45x advanced manufacturing production tax credits for $65.4 million to reduce our federal tax liability. All tax credits other than approximately $0.6 have been applied to prior year tax returns.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which, among other provisions, permanently restores 100% bonus depreciation and modifies the limitation on business-interest expense under §163(j) to be based on taxable income before interest, amortization, and depreciation. Based on preliminary analysis, management expects OBBBA to reduce U.S. cash income-tax payments. There is not expected to be any impact on the effective tax rate. The Company is continuing to evaluate the Act’s impacts, including potential effects on deferred-tax balances, and will refine these estimates as additional guidance becomes available.

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

The catastrophe excess of loss agreement has a corridor through it, whereby the FHCF picks up 90% of losses and the catastrophe layers pick up the remaining 10%. The mandatory FHCF layer is estimated to be 90% of $991.9 million, excess of $557.2 million. Premium for this coverage is estimated to be $71,345. The ultimate net loss for each of the above layers will include any recoveries from the FHCF or so deemed. The FHCF provides catastrophe coverage for named hurricanes up to a maximum limit of 90% of the amount of ultimate losses in the layer, as determined by a premium formula. The Company’s maximum projected payout from the FHCF is estimated to be $892.7 million, with a retention of $557.2 million.

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

9.
Revolving Credit Facility

The Company has a secured revolving credit agreement (“Credit Agreement”) with Regions Bank that originally provided borrowing capacity of up to $10 million and expires on June 25, 2029. The Credit Agreement, secured by the Company’s properties, was executed June 25, 2024. The Company amended the Credit Agreement with Regions Bank on March 20, 2025. The amended Credit Agreement provides a borrowing capacity of $45 million and expires June 25, 2029.

On June 25, 2024, the Company entered into an amended and restated credit agreement with Regions Bank for a $10 million revolving credit facility, which was amended to a $45 million revolving credit facility on March 20, 2025, a term loan in an aggregate principal amount of $40 million and one or more delayed draw term loans in an aggregate principal amount not to exceed $125 million (together, the “Credit Facility”). Under the terms of the Credit Facility, borrowings bear interest at an annual rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) based on the consolidated leverage ratio as defined in the agreement. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Facility contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances of the revolving credit facility. The unused line fee rate is 0.5%. The Credit Facility matures on June 25, 2029.

At September 30, 2025, the Company had no borrowings outstanding under the revolving credit facility. At September 30, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $45 million.

At September 30, 2025, the Company had no borrowings outstanding under the delayed draw term loan credit facility. At September 30, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $125 million.

10.
Long-Term Debt

On June 25, 2024, the Company entered into a $40 million 5-year commercial loan agreement with a commercial bank. The loan is fully collateralized by assets of the Company. The Company may make voluntary prepayments of principal at any time, in whole or in part. Under the terms of the Credit Agreement, borrowings bear interest at an annual rate equal to the one- or three-month Secured Overnight Financing Rate (“SOFR”) plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Agreement contains affirmative and negative covenants

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants. At September 30, 2025, the Company was in compliance with all covenants.

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

	Issue Date	Interest Rate	Original Principal	Outstanding Principal at September 30, 2025	Outstanding Principal at December 31, 2024
Promissory Notes	3/31/2022	0.00%	$10,000	$3,000	$4,500
Commercial Loan 4	6/25/2024	Variable	40,000	35,000	38,000
Less: Deferred loan costs and debt discount				(3,017)	(3,310)
				$34,983	$39,190

The following summarizes future maturities of long-term debt principal as September 30, 2025:

	Promissory Notes	Commercial Term Loan	Total
2025	$500	$1,000	$1,500
2026	2,000	4,000	$6,000
2027	500	4,000	$4,500
2028	—	4,000	$4,000
2029	—	22,000	$22,000
	$3,000	$35,000	$38,000

11.
Affiliate Transactions

The Company had no transactions with affiliates that have not been fully eliminated in consolidation in the nine months ended September 30, 2025 and 2024.

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

The components of lease costs were as follows for the respective years:

	September 30, 2025	September 30, 2024
Operating lease cost, include in General and Administrative expenses on the Consolidated Statements of Operations	$1,629	$1,175
Right-of-use lease asset and Lease liability was as follows:
Right-of-use asset	8,913	5,853
Lease liability	9,975	6,522
Supplemental cash flow information related to our operating leases as follows:
Right-of-use asset	(522)	688
Lease liability	911	(698)
Weighted-average lease term and discount rate for our operating lease was as follows:
Weighted-average remaining lease term
Operating lease	4.54 years	5.48 years
Weighted-average discount rate
Operating lease	5.51%	5.08%

Future lease payments for the operating lease were as follows as of September 30, 2025:

2025 (remaining)	$461
2026	2,273
2027	2,467
2028	2,537
2029	2,608
Thereafter	1,028
Total lease payments	11,374
Less: imputed interest	1,399
Present value of lease liability	$9,975

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
•
Ten percent of surplus, with dividends payable constrained to unassigned funds, minus 25% of unrealized capital gains; or
•
The lesser of 10% of surplus or net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

In lieu of the above computations, the maximum dividend allowed by the SIC may be up to the greater of 10% of surplus derived from realized net operating profits and realized capital gains or net operating profits and net realized capital gains from the immediately preceding calendar year, limited to 115% of minimum required surplus after dividends. The maximum dividend allowable by the Company pursuant to this provision is $6,073.

No dividends were paid by SIC in 2025 and 2024. Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of the Company’s total liabilities, or $15,000. Based on this requirement, SIC was required to maintain capital and surplus of $84,141 and $70,837 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, SIC’s statutory-basis surplus totaled $316,648 and $207,967, meeting the minimum surplus requirements.

SIC is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. At September 30, 2025 and December 31, 2024, SIC’s total adjusted capital exceeded the RBC company-action level.

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

SIC is subject to assessments by guaranty funds in the states in which it conducts business, a residual market pool, and a state catastrophe reinsurance pool. The activities of these funds and pools include collecting funds from solvent insurance companies to cover losses resulting from the insolvency or rehabilitation of other insurance companies, or deficits generated by Citizens Property Insurance Corporation, and the FHCF. SIC is allowed to recover these assessments through premiums collected from policyholders. As of September 30, 2025, and December 31, 2024, SIC had payables relating to these assessments totaling $4,193 and $2,148, respectively. The payable is included within other liabilities on the balance sheet.

16.
Shareholders’ Equity

The Company was authorized to issue one class of common stock (par value of $0.01 per share) to its shareholders. The Company had 40.0 million shares of common stock authorized at December 31, 2024, of which 10.2 million shares were issued and outstanding at December 31, 2024, respectively, pre stock split.

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2025, there were 124.2 million shares of common stock outstanding.

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

No distributions or dividends were declared or paid during the period ended September 30, 2025 or December 31, 2024.

17.
Stock-based Compensation

On September 30, 2025 and 2024, the Company has two share-based compensation plans and one share-based compensation plan, respectively.

The 2021 Equity Compensation Plan (“The Stock Plan”): The compensation cost that has been charged against income for those plans was $2,956 and $8,970 for the three and nine months ended September 30, 2025, and $260 and $803 for the three and nine months ended September 30, 2024, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $724 and $2,287 for the three and nine months ended September 30, 2025, and $72 and $205 for the three and nine months ended September 30, 2024.

The Stock Plan permits the awarding of common stock share options to its employees and strategic advisors for up to 16,985,293 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three- to five-year vesting schedules. The fair value of each option award is estimated on the grant date using a Black-Scholes model. The compensation expense for the shares is recognized over the requisite service period for the employee. There were no options granted during the nine months ended September 30, 2025 and 2024.

As part of the IPO, the Company issued the 2025 Omnibus Incentive Plan (the “2025 Plan”), effective as of June 18, 2025. The principal purpose of the 2025 Plan is to attract, retain and motivate selected employees, consultants and directors through the grant of equity-based and cash-based incentive awards to employees, consultants, service providers and non-employee directors of the Company and its affiliates. The 2025 Plan permits for the awarding of common stock share options and restricted stock units for up to 12.0 million shares. There have been 10.0 thousand restricted shares issued as of September 30, 2025.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of option activity under the employee share option plan as of September 30, 2025 and September 30, 2024, respectively, and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	14,828	$0.84
Granted	—	—
Exercised	674	0.97
Forfeited or expired	61	1.06
Outstanding at March 31, 2025	14,093	$0.84	7.45	$136,256
Granted	—	—
Exercised	28	0.00
Forfeited or expired	—	—
Outstanding at June 30, 2025	14,065	$0.84	7.20	$289,296
Granted	—	—
Exercised	262	1.38
Forfeited or expired	41	1.38
Outstanding at September 30, 2025	13,762	$0.83	6.95	$207,638
Vested or expected to vest at September 30, 2025	10,930	$0.74	6.85	$148,262
Exercisable at September 30, 2025	10,930	$0.74	6.85	$148,262

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	15,400	$0.86
Granted	—	—
Exercised	—	—
Forfeited or expired	179	0.73
Outstanding at March 31, 2024	15,221	$0.86	8.46	$76,657
Granted	—	—
Exercised	—	—
Forfeited or expired	55	0.67
Outstanding at June 30, 2024	15,166	$0.86	8.21	$76,657
Granted	—	—
Exercised	—	—
Forfeited or expired	110	0.73
Outstanding at September 30, 2024	15,056	$0.86	7.96	$76,657
Vested or expected to vest at September 30, 2024	7,562	$0.60	7.06	$35,649
Exercisable at September 30, 2024	7,562	$0.60	7.06	$35,649

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the status of the Company’s nonvested shares as of September 30, 2025 and 2024, and changes during the nine months ended September 30, 2025, is presented below:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2024	10,621	0.75
Granted	—	—
Vested	596	0.71
Forfeited or expired	179	0.73
Nonvested at March 31, 2024	9,846	0.75
Granted	—	—
Vested	225	0.80
Forfeited or expired	55	0.67
Nonvested at June 30, 2024	9,566	0.75
Granted	—	—
Vested	941	0.56
Forfeited or expired	110	0.73
Nonvested at September 30, 2024	8,515	0.77
Nonvested at January 1, 2025	4,269	0.73
Granted	—	—
Vested	392	1.19
Forfeited or expired	61	1.06
Nonvested at March 31, 2025	3,816	0.68
Granted	—	—
Vested	192	1.17
Forfeited or expired	—	—
Nonvested at June 30, 2025	3,624	0.66
Granted	—	—
Vested	1,126	0.74
Forfeited or expired	41	1.38
Nonvested at September 30, 2025	2,457	0.61

For the nine months ended September 30, 2025 and 2024, there was $1,254 and $3,604 of total unrecognized compensation cost related to nonvested share-based compensation arrangement granted under the employee share option plan, respectively. The total value of shares vested during the nine months ended September 30, 2025 and 2024 was $833 and $527, respectively.

Included in the tables above are 4.4 million shares of performance-based option shares and 2.2 million shares of performance-based option shares issued by the Company during 2023 and 2021, respectively. These shares vest based upon performance conditions including the date the board approves that the Company has achieved specific revenue and EBITDA targets. During the nine months ended September 30, 2025 and 2024, 5.2 million and 3.3 million shares vested or expected to vest from the performance-based shares based on performance conditions, respectively. The total fair value of the performance shares vested or expected to vest during the months ended September 30, 2025 and 2024 were $3,673 and $2,080, respectively. As of September 30, 2025 and 2024, 1.4 million and 3.3 million of the performance-based options were unvested and had not yet had performance conditions met, with a total value of $1,067 and $2,660, respectively. The Company has recorded compensation expense, included in general and administrative expense in the Consolidated Statements of Operations and additional paid-in capital in the Consolidated Balance Sheets, several of the revenue and EBITDA performance conditions as vested for the nine months ended September 30, 2025 and 2024. The Company believes that it is probable this amount will be paid out, based upon Company performance.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

stock grant include service conditions. The determination of fair value with respect to the awards containing only service-based conditions is based on the option pricing method of determining the fair value of the Company’s stock on the grant date. Information with respect to the activity of unvested restricted stock awards during the nine months ended September 30, 2025 and September 30, 2024 is as follows:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2024	—	—
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at March 31, 2024	—	—
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at June 30, 2024	—	—
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at September 30, 2024	—	—
Nonvested at January 1, 2025	2,127	10.64
Granted	—	—
Vested	6	10.64
Forfeited or expired	—	—
Nonvested at March 31, 2025	2,121	10.64
Granted	—	—
Vested	282	10.64
Forfeited or expired	17	10.64
Nonvested at June 30, 2025	1,822	10.64
Granted	10	14.72
Vested	144	10.64
Forfeited or expired	17	10.64
Nonvested at September 30, 2025	1,671	10.66

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $2,696 and $8,167 for the three and nine months ended September 30, 2025, and $0 and $0 for the three and nine months ended September 30, 2024, respectively. At September 30, 2025 and September 30, 2024, there was approximately $13,584 and $0, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.2 years.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to stock-based compensation for the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred tax benefits recognized	$724	$72	$2,287	$205
Tax benefits realized for vested stock	938	147	1,899	300
Fair value of vested stock	172,481	44,669	172,481	44,669

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

	September 30, 2025	December 31, 2024
Restricted cash and cash equivalents	$539,855	$295,802

19.
Subsequent Events

The Company performed an evaluation of subsequent events through November 5, 2025, the date the consolidated financial statements were issued, and determined there were no recognized or unrecognized subsequent events, other than those listed below, that would require an adjustment or additional disclosure in the consolidated financial statements as of September 30, 2025.

On October 21, 2025, the Company was approved to assume approximately 175,000 residential policies from Citizens through its depopulation program across October 2025, November 2025, and December 2025. The Company assumed approximately 60,100 policies in October 2025. The policies maintained their original expiration date and totaled approximately $165.4 million of assumed premium written.

On November 4, 2025, the Board authorized an increase to the repurchase program to purchase an additional $45.0 million, for a total of $100.0 million remaining, of common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors.

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

We have one reportable segment. See the below table for a summary of gross premiums written, policy fees, total revenue, consolidated combined ratio, return on equity, and return on tangible equity (1) for the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, and the total assets, shareholders' equity and tangible shareholders' equity (1) as of September 30, 2025 and December 31, 2024.

	Three Months Ended September 30, (in thousands)		Nine Months Ended September 30, (in thousands)		Year Ended December 31, 2024 (in thousands)
	2025	2024	2025	2024	2024
Gross premiums written	$463,394	$346,293	$1,177,027	$939,257	$1,334,864
Policy fees	2,440	2,133	6,428	5,053	6,550
Total revenue	265,693	200,104	808,894	608,361	864,814
Net income	110,997	17,577	273,572	126,032	201,125
Combined ratio	48.5%	94.3%	58.3%	76.8%	72.3%
Return on equity	12.1%	4.9%	39.2%	41.5%	60.0%
Return on tangible equity (1)	12.2%	5.1%	39.6%	43.7%	62.6%

	September 30, 2025 (in thousands)		December 31, 2024 (in thousands)
Total Assets	$	2,686,855	$	1,931,927
Shareholders' Equity		964,220		433,159
Tangible Shareholders' Equity (1)		959,618		422,864
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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2025:

	Three Months Ended September 30, (in thousands)
	2025	2024	Change	% Change
Gross premiums written	$463,394	$346,293	$117,101	33.8%
Change in unearned premiums	(104,031)	(71,140)	(32,891)	46.2%
Gross premiums earned	359,363	275,153	84,210	30.6%
Ceded premiums earned	(116,309)	(90,384)	(25,925)	28.7%
Net premiums earned	243,054	184,769	58,285	31.5%
Net investment income	19,093	12,786	6,307	49.3%
Policy fees	2,440	2,133	307	14.4%
Other income	1,106	416	690	165.9%
Total revenue	$265,693	$200,104	$65,589	32.8%
Losses and loss adjustment expenses incurred, net	33,240	111,664	(78,424)	(70.2)%
Policy acquisition and other underwriting expenses	36,393	22,018	14,375	65.3%
General and administrative expenses	45,005	38,007	6,998	18.4%
Interest expense	909	1,378	(469)	(34.0)%
Depreciation expense	1,230	707	523	74.0%
Amortization expense	1,901	1,962	(61)	(3.1)%
Total expense	$118,678	$175,736	$(57,058)	(32.5)%
Net income before income tax expense	$147,015	$24,368	$122,647	503.3%
Income tax expense	36,018	6,791	29,227	430.4%
Net income	$110,997	$17,577	$93,420	531.5%
Loss ratio	13.7%	60.4%	(46.7)%
Expense ratio	34.8%	33.9%	0.9%
Combined ratio	48.5%	94.3%	(45.8)%
Policy acquisition expense ratio	15.0%	11.9%	3.1%
Debt to capitalization ratio	3.5%	9.9%	(6.4)%
Return on equity	12.1%	4.9%	7.2%
Return on tangible equity(1)	12.2%	5.1%	7.1%

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased from $346.3 million for the three months ended September 30, 2024 to $463.4 million for the three months ended September 30, 2025. The increase in net premiums written was primarily a result of policies assumed by Citizens, and increases in renewal rates of existing written policies, as well as new policies written resulting from acquired renewal rights of Florida homeowners’ policies with effective dates of February 2024 and later from Truck Insurance Exchange, a subsidiary of Farmers Insurance Company, Inc. ("Farmers"). We initially acquired policy renewal rights from Farmers in February 2024. These policies were originally written by Farmers, and were due to expire in February 2024 and later. In 2024, we wrote approximately 36% of the policies for which we acquired renewal rights from Farmers. We expect to continue to write new policies pursuant to our renewal rights agreement with Farmers as part of our diversified approach to policy underwriting, subject to market conditions. The following table summarizes the sources of our written policies in force as of September 30, 2024 and 2025:

	St. Johns Insurance Company Policies	Citizens Policies	UPC Policies	Organic Policies(2)	Farmers Policies	Commercial Residential	Total
Policies in force as of July 1, 2024	71,298	135,376	35,545	22,930	10,029	—	275,178
Policies acquired	N/A	—	N/A	N/A	N/A	N/A	—
New policies written	N/A	N/A	N/A	6,415	8,124	N/A	14,539
Policies lapsed or cancelled(3)	19,942	44,905	14,194	3,600	456	N/A	83,097
Policies renewed	16,954	36,894	11,787	2,852	—	N/A	68,487
Policy renewal rate	90.0%	86.9%	88.3%	93.1%	N/A	N/A	88.1%
Policies in force as of September 30, 2024	68,310	127,365	33,138	28,597	17,697	—	275,107

Policies in force as of July 1, 2025	60,813	199,156	29,411	37,778	20,799	482	348,439
Policies acquired	N/A	13,711	N/A	N/A	N/A	—	13,711
New policies written	N/A	N/A	N/A	7,505	50	218	7,773
Policies lapsed or cancelled(3)	17,374	62,793	11,487	9,571	7,644	135	109,004
Policies renewed	15,039	51,980	9,977	7,697	6,011	84	90,788
Policy renewal rate	91.8%	86.9%	90.1%	89.1%	84.5%	62.2%	88.0%
Policies in force as of September 30, 2025	58,478	202,054	27,901	43,409	19,216	649	351,707

(2)
Refers to policies originated by Slide through its independent agents, as well as through its direct-to-consumer channel. For the periods presented, new policies written directly to customers represent less than 1% of policies written in the organic channel.
(3)
Includes all policies that expired during the period presented, including policies that were eventually renewed by customers during the period presented.

Our policies acquired during the three months ended September 30, 2025 increased by 13,771 policies, or 100%, compared to the prior year as a result of no policies acquired during the three months ended September 30, 2024. Our policies written during the three months ended September 30, 2025 decreased by 6,766 policies, or 46.5%, as a result of the completion of offers under the Farmers renewal rights agreement entered into February 2025. In addition, for the three months ended September 30, 2025, our policy renewals increased by 22,301 , or 32.6%, as a result of the renewal of policies acquired from Citizens as compared to the same period in 2024 and organic policy renewals. For the three months ended September 30, 2025, our policy renewal rate was 88.0%, a decrease from 88.1% for the same period in 2024 on a higher number of policies in force. Our average premium per residential policy decreased from $4,045 at September 30, 2024 to $3,966 at September 30, 2025 as a result of a decrease in average premium of Citizens policies assumed. Additionally, our average premium per commercial residential policy was $128,518 at September 30, 2025.

Gross premiums earned. Gross premiums earned increased from $275.2 million for the three months ended September 30, 2024 to $359.4 million for the three months ended September 30, 2025. Our policies in force as of September 30, 2024 and September 30, 2025 were approximately 275,107 and 351,707 respectively, and this increase in policies in force had a favorable impact on our gross premiums earned.

Ceded premiums earned. Ceded premiums for the three months ended September 30, 2024 and 2025 were approximately $90.4 million and $116.3 million, respectively, representing 32.8% and 32.4%, respectively, of gross premiums earned. The $25.9 million increase was primarily attributable to increased catastrophe reinsurance purchased due to increased policies in force.

Net premiums earned. Net premiums earned increased from $184.8 million for the three months ended September 30, 2024 to $243.1 million for the three months ended September 30, 2025. The increase in net premiums earned in the comparable periods was primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies in the third quarter 2025.

Net investment income. Net investment income, inclusive of realized investment gains and losses, increased from $12.8 million for the three months ended September 30, 2024 to $19.1 million for the three months ended September 30, 2025. Our average investable assets increased from $1,053 million for the three months ended September 30, 2024 to $1,874 million for the three months ended September 30, 2025. The increase in net investment income was due to increased equity from retained earnings and increased policies in force.

Policy fees. Policy fees increased from $2.1 million for the three months ended September 30, 2024 to $2.4 million for the three months ended September 30, 2025. The increase in policy fees in the comparable periods was primarily attributable to increased renewals of existing policies.

Other income. Other income increased from $0.4 million for the three months ended September 30, 2024 to $1.1 million for the three months ended September 30, 2025. The increase in other income between the comparable periods was primarily attributable to an increase in commissionable premium produced for other insurance companies.

Total revenue. Total revenue increased from $200.1 million for the three months ended September 30, 2024 to $265.7 million for the three months ended September 30, 2025. The increase in total revenue was due primarily to an increase in net premiums earned in the comparable periods primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies in the third quarter 2025.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net decreased from $111.7 million (inclusive of catastrophe losses of $55.8 million from Hurricane Debby and Hurricane Helene) for the three months ended September 30, 2024 to $33.2 million (there were no incurred losses from named storms during the period) for the three months ended September 30, 2025. The decrease in losses and loss adjustment expenses incurred, net resulted primarily from the release of non-catastrophe reserves in the current quarter due to lower than expected payments on losses incurred in earlier quarters of current and prior years. Losses and loss adjustment expenses incurred, net for the three months ended September 30, 2025 included losses paid of $48.8 million and a $15.6 million decrease in unpaid losses and loss adjustment expenses incurred, net, including the reduction of $19.3 million of IBNR reserves. As of September 30, 2025 we reported $316.0 million in unpaid losses and loss adjustment expenses incurred, net, which included $256.4 million attributable to IBNR, or 81.2% of total reserves for unpaid losses and loss adjustment expenses incurred, net.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the three months ended September 30, 2024 and 2025 were approximately $22.0 million and $36.4 million, respectively, representing 11.9% and 15.2%, respectively, of net premiums earned. The increase was primarily attributable to increased policies in force and fewer premiums earned on Citizens' policies in their assumption period, which had reduced policy acquisition costs in 2024.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2024 and 2025 were approximately $38.0 million and $45.0 million, respectively, representing 20.6% and 18.5%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing to support the Company’s increased policies in force. Payroll and related expenses increased from $18.4 million to $21.3 million for the three months ended September 30, 2024 and 2025, respectively. This increase is attributed to increased personnel needed to grow and service policies in force. Personnel count increased from 227 at July 1, 2024 to 309 at September 30, 2024 and from 422 at July 1, 2025 to 474 at September 30, 2025. Software and IT infrastructure expenses increased from $9.5 million to $9.9 million for the three months ended September 30, 2024 and 2025 respectively. This increase is attributed to increased software costs related to increased policies in force. Professional services expenses decreased from $3.6 million to $3.1 million for the three months ended September 30, 2024 and 2025 respectively. This decrease is attributed to reduced costs from third parties in servicing policies in force.

Interest expense. Interest expense decreased from $1.4 million for the three months ended September 30, 2024 to $0.9 million for the three months ended September 30, 2025. The decrease was due primarily to the decrease in outstanding debt.

Depreciation expense. Depreciation expense for the three months ended September 30, 2024 and 2025 were $0.7 and $1.1 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects that were put into production in 2024.

Amortization expense. Amortization expense for the three months ended September 30, 2024 and 2025 were $2.0 million and $1.9 million, respectively, representing 1.1% and 0.8%, respectively, of net premiums earned. The decrease was due primarily to an intangible asset being fully amortized at the end of 2024.

Income tax expense. Income tax expense was $6.8 million and $36.0 million for the three months ended September 30, 2024 and 2025, respectively. Our effective tax rate for the three months ended September 30, 2024 and 2025 was 27.9% and

24.5% for the respective periods. The decrease is due to the purchase of transferable Section 45x advanced manufacturing credits in the current period.

Ratios

Loss ratio. Our loss ratio decreased from 60.4% for the three months ended September 30, 2024 to 13.7% for the three months ended September 30, 2025, primarily as a result of increased net premiums earned from increased policies in force, a decrease in catastrophe losses from non-hurricane weather activity, and the release of reserves related to non-catastrophe events.

Expense ratio. Our expense ratio increased from 33.9% for the three months ended September 30, 2024 to 34.8% for the three months ended September 30, 2025, primarily due to a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition costs from 2024.

Combined ratio. Our combined ratio decreased from 94.3% for the three months ended September 30, 2024 to 48.5% for the three months ended September 30, 2025, primarily as a result of increased net premiums earned from increased policies in force, a decrease in catastrophe losses from non-hurricane weather activity, and the release of reserves related to non-catastrophe events.

Policy acquisition expense ratio. Our policy acquisition expense ratio increased from 11.9% for the three months ended September 30, 2024 to 15.0% for the three months ended September 30, 2025, primarily as a result of a reduction in premiums earned from Citizens' policies in the assumption period with reduced policy acquisition costs.

Debt to capitalization ratio. Our debt to capitalization ratio decreased from 9.9% for the three months ended September 30, 2024 to 3.5% for the three months ended September 30, 2025, primarily as a result of growth in retained earnings from net income and the IPO proceeds.

Return on equity. Our return on equity increased from 4.9% for the three months ended September 30, 2024 to 12.1 % for the three months ended September 30, 2025 as a result of an increase in earnings in the quarter due to reduction in losses incurred.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, (in thousands)
	2025	2024	Change	% Change
Gross premiums written	$1,177,027	$939,257	$237,770	25.3%
Change in unearned premiums	(128,115)	(166,176)	38,061	(22.9)%
Gross premiums earned	1,048,912	773,081	275,831	35.7%
Ceded premiums earned	(295,958)	(205,238)	(90,720)	44.2%
Net premiums earned	752,954	567,843	185,111	32.6%
Net investment income	47,941	34,500	13,441	39.0%
Policy fees	6,428	5,053	1,375	27.2%
Other income	1,571	965	606	62.8%
Total revenue	$808,894	$608,361	$200,533	33.0%
Losses and loss adjustment expenses incurred, net	208,370	280,205	(71,835)	(25.6)%
Policy acquisition and other underwriting expenses	97,062	56,880	40,182	70.6%
General and administrative expenses	124,318	91,840	32,478	35.4%
Interest expense	2,739	2,965	(226)	(7.6)%
Depreciation expense	3,493	1,387	2,106	151.8%
Amortization expense	5,693	5,908	(215)	(3.6)%
Total expense	$441,675	$439,185	$2,490	0.6%
Net income before income tax expense	$367,219	$169,176	$198,043	117.1%
Income tax expense	93,647	43,144	50,503	117.1%
Net income	$273,572	$126,032	$147,540	117.1%
Loss ratio	27.7%	49.3%	(21.6)%
Expense ratio	30.6%	27.5%	3.1%
Combined ratio	58.3%	76.8%	(18.5)%
Policy acquisition expense ratio	12.9%	10.0%	2.9%
Debt to capitalization ratio	3.5%	9.9%	(6.4)%
Return on equity	39.2%	41.5%	(2.3)%
Return on tangible equity(1)	39.6%	43.7%	(4.1)%

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased from $939.3 million for the nine months ended September 30, 2024 to $1,177.0 million for the nine months ended September 30, 2025. The increase in net premiums written was primarily a result of policies assumed by Citizens, increases in renewal rates of existing written policies, as well as new policies written resulting from acquired renewal rights of Florida homeowners’ policies with effective dates of February 2024 and later from Truck Insurance Exchange, a subsidiary of Farmers. We initially acquired policy renewal rights from Farmers in February 2024. These policies were originally written by Farmers, and were due to expire in February 2024 and later. In 2024, we wrote approximately 36% of the policies for which we acquired renewal rights from Farmers. We expect to continue to write new policies pursuant to our renewal rights agreement with Farmers as part of our diversified approach to policy underwriting, subject to market conditions.

The increase in net premiums written was primarily a result of policies assumed by Citizens, and increases in renewal rates of existing written policies. The following table summarizes the sources of our written policies in force as of September 30, 2024 and 2025:

	St. Johns Insurance Company Policies	Citizens Policies	UPC Policies	Organic Policies(2)	Farmers Policies	Commercial Residential	Total
Policies in force as of January 1, 2024	78,090	81,487	41,229	10,698	—	—	211,504
Policies acquired	N/A	64,585	N/A	N/A	N/A	N/A	64,585
New policies written	N/A	N/A	N/A	19,627	18,520	N/A	38,147
Policies lapsed or cancelled(3)	60,457	96,859	32,753	8,771	823	N/A	199,663
Policies renewed	50,677	78,152	24,662	7,043	—	N/A	160,534
Policy renewal rate	90.3%	86.9%	86.8%	90.3%	N/A	N/A	88.1%
Policies in force as of September 30, 2024	68,310	127,365	33,138	28,597	17,697	—	275,107

Policies in force as of January 1, 2025	66,019	191,794	31,704	31,716	21,387	436	343,056
Policies acquired	N/A	39,951	N/A	N/A	N/A	130	40,081
New policies written	N/A	N/A	N/A	16,638	2,212	271	19,121
Policies lapsed or cancelled(3)	56,299	166,576	24,834	22,995	17,836	453	288,993
Policies renewed	48,758	136,885	21,031	18,050	13,453	265	238,442
Policy renewal rate	92.0%	87.4%	90.2%	89.1%	84.6%	58.5%	88.5%
Policies in force as of September 30, 2025	58,478	202,054	27,901	43,409	19,216	649	351,707

(2)
Refers to policies originated by Slide through its independent agents, as well as through its direct-to-consumer channel. For the periods presented, new policies written directly to customers represent less than 1% of policies written in the organic channel.
(3)
Includes all policies that expired during the period presented, including policies that were eventually renewed by customers during the period presented.

Our policies acquired during the nine months ended September 30, 2025 decreased by 24,504 policies, or 37.9%, compared to the prior year as a result of a decrease in policies acquired from Citizens during the current period. Our policies written during the nine months ended September 30, 2024 decreased by 19,026 policies, or 49.9%, as a result of fewer Farmers and organic policies written. In addition, for the nine months ended September 30, 2025 and 2024, our policy renewals increased by 77,908, or 48.5%, as a result of the renewal of policies acquired from Citizens as compared to the same period in 2024, Farmers policy renewals and organic policy renewals. For the nine months ended September 30, 2025, our policy renewal rate was 88.5%, an increase from 88.1% for the same period in 2024. Our average premium per residential policy decreased from $4,045 at September 30, 2024 to $3,966 at September 30, 2025 as a result of a decrease in average premium of Citizens policies assumed. Additionally, our average premium per commercial residential policy was $128,518 at September 30, 2025.

Gross premiums earned. Gross premiums earned increased from $773.1 million for the nine months ended September 30, 2024 to $1,048.9 million for the nine months ended September 30, 2025. Our policies in force as of September 30, 2024 and September 30, 2025 were approximately 275,107 and 351,707 respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums earned. Ceded premiums for the nine months ended September 30, 2024 and 2025 were approximately $205.2 million and $296.0 million, respectively, representing 26.6% and 28.2%, respectively, of gross premiums earned. The $90.8 million increase was primarily attributable to increased catastrophe reinsurance purchased due to increased policies in force.

Net premiums earned. Net premiums earned increased from $567.8 million for the nine months ended September 30, 2024 to $753.0 million for the nine months ended September 30, 2025. The increase in net premiums earned in the comparable periods was primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies.

Net investment income. Net investment income, inclusive of realized investment gains and losses, increased from $34.5 million for the nine months ended September 30, 2024 to $47.9 million for the nine months ended September 30, 2025. Our average investable assets increased from $918 million for the nine months ended September 30, 2024 to $1,568 million for the nine months ended September 30, 2025. The increase in net investment income was due to increased equity from retained earnings and increased policies in force.

Policy fees. Policy fees increased from $5.1 million for the nine months ended September 30, 2024 to $6.4 million for the nine months ended September 30, 2025. The increase in policy fees in the comparable periods was primarily attributable to increased renewals of existing policies.

Other income. Other income for increased from $1.0 million for the nine months ended September 30, 2024 to $1.6 million for the nine months ended September 30, 2025. The increase in other income between the comparable periods was primarily attributable to an increase in commissionable premiums produced for other insurance companies.

Total revenue. Total revenue increased from $608.4 million for the nine months ended September 30, 2024 to $808.9 million for the nine months ended September 30, 2025. The increase in total revenue was due primarily to an increase in net premiums earned in the comparable periods primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net decreased from $280.2 million (inclusive of catastrophe losses of $55.8 million from Hurricane Debby and Hurricane Helene) for the nine months ended September 30, 2024 to $208.4 million (there were no incurred losses from named storms during the period) for the nine months ended September 30, 2025. The decrease in losses and loss adjustment expenses incurred, net resulted primarily from the release of non-catastrophe reserve due to lower than expected payments. Losses and loss adjustment expenses incurred, net for the nine months ended September 30, 2025 included losses paid of $146.8 million and a $61.6 million increase in unpaid losses and loss adjustment expenses incurred, net, including the addition of $60.7 million of IBNR reserves. As of September 30, 2025, we reported $316.0 million in unpaid losses and loss adjustment expenses incurred, net, which included $256.4 million attributable to IBNR, or 81.2% of total reserves for unpaid losses and loss adjustment expenses incurred, net.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30, 2024 and 2025 were approximately $56.9 million and $97.1 million, respectively, representing 10.0% and 13.0%, respectively, of net premiums earned. The increase was primarily attributable to increased policies in force and fewer premiums earned on Citizens' policies in their assumption period, which had reduced policy acquisition costs in 2024.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2024 and 2025 were approximately $91.8 million and $124.3 million, respectively, representing 16.2% and 16.5%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing to support the Company’s increased policies in force. Payroll and related expenses increased from $43.3 million to $59.9 million for the nine months ended September 30, 2024 and 2025, respectively. This increase is attributed to increased personnel needed to grow and service policies in force. Personnel count increased from 204 at January 1, 2024 to 309 at September 30, 2024 and from 346 at January 1, 2025 to 474 at September 30, 2025. Software and IT infrastructure expenses increased from $18.8 million to $31.7 million for the nine months ended September 30, 2024 and 2025 respectively. This increase is attributed to increased software costs related to increased policies in force. Professional services expenses decreased from $11.8 million to $7.6 million for the nine months ended September 30, 2024 and 2025 respectively. This decrease is attributed to reduced costs from third parties in servicing policies in force.

Interest expense. Interest expense decreased from $2.9 million for the nine months ended September 30, 2024 to $2.7 million for the nine months ended September 30, 2025. The decrease was due primarily to the decrease in outstanding debt.

Depreciation expense. Depreciation expense for the nine months ended September 30, 2024 and 2025 were $1.3 and $3.5 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects that were put into production in 2024.

Amortization expense. Amortization expense for the nine months ended September 30, 2024 and 2025 were $5.9 million and $5.7 million, respectively, representing 1.0% and 0.8%, respectively, of net premiums earned. The decrease was due primarily to an intangible asset being fully amortized at the end of 2024.

Income tax expense. Income tax expense was $43.1 million and $93.6 million for the nine months ended September 30, 2024 and 2025, respectively. Our effective tax rate for each of the nine months ended September 30, 2024 and 2025 was 25.5%.

Ratios

Loss ratio. Our loss ratio decreased from 49.3% for the nine months ended September 30, 2024 to 27.7% for the nine months ended September 30, 2025, primarily as a result of increased net premiums earned from increased policies in force and a decrease in catastrophe losses from non-hurricane weather activity.

Expense ratio. Our expense ratio increased from 27.5% for the nine months ended September 30, 2024 to 30.6% for the nine months ended September 30, 2025, primarily due to a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition costs in 2024.

Combined ratio. Our combined ratio decreased from 76.8% for the nine months ended September 30, 2024 to 58.3% for the nine months ended September 30, 2025, primarily as a result of increased net premiums earned from increased policies in force and a decrease in catastrophe losses from non-hurricane weather activity.

Policy acquisition expense ratio. Our policy acquisition expense ratio increased from 10.0% for the nine months ended September 30, 2024 to 12.9% for the nine months ended September 30, 2025, primarily as a result of a reduction in premiums earned from Citizens' policies in the assumption period with reduced policy acquisition costs.

Debt to capitalization ratio. Our debt to capitalization ratio decreased from 9.9% for the nine months ended September 30, 2024 to 3.5% for the nine months ended September 30, 2025, primarily as a result of growth in retained earnings from net income and the IPO proceeds.

Return on equity. Our return on equity decreased from 41.5% for the nine months ended September 30, 2024 to 39.2% for the nine months ended September 30, 2025 as a result of growth in equity due to retained earnings and the IPO proceeds.

Non-GAAP Financial Measures

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements are not required by, or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) under SEC rules and regulations. We refer to these measures as “non-GAAP financial measures.” For example, in this Quarterly Report, we present return on tangible equity, which is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of our non-GAAP financial measures to the most comparable GAAP figures, for the periods presented follows:

Return on tangible equity

The following table sets forth a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure:

	Three Months Ended September 30, (in thousands)		Year Ended December 31,
	2025	2024	2024
Numerator: Net Income	$110,997	$17,577	$201,125
Denominator:
Average shareholders' equity	916,140	356,562	335,379
Less: Average goodwill and other intangible assets	(5,553)	(14,216)	(14,229)
Average tangible shareholders' equity	910,587	342,346	321,150
Return on tangible equity	12.2%	5.1%	62.6%
Return on equity	12.1%	4.9%	60.0%

	Nine Months Ended September 30, (in thousands)		Year Ended December 31,
	2025	2024	2024
Numerator: Net Income	$273,572	$126,032	$201,125
Denominator:
Average shareholders' equity	698,690	303,517	335,379
Less: Average goodwill and other intangible assets	(7,449)	(15,209)	(14,229)
Average tangible shareholders' equity	691,241	288,308	321,150
Return on tangible equity	39.6%	43.7%	62.6%
Return on equity	39.2%	41.5%	60.0%

Our return on tangible equity increased from 5.1% for the three months ended September 30, 2024 to 12.2% for the three months ended September 30, 2025 as a result of growth in equity due to retained earnings due to net income.

Our return on tangible equity decreased from 43.7% for the nine months ended September 30, 2024 to 39.6% for the nine months ended September 30, 2025 as a result of growth in equity due to an increase in retained earnings and the IPO proceeds.

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
•
The lesser of 10% of surplus or net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; and
•
In lieu of the above computations, the maximum dividend allowed by SIC may be up to the greater of 10% of surplus derived from realized net operating profits and realized capital gains or net operating profits and net realized capital gains from the immediately preceding calendar year, limited to 115% of minimum required surplus after dividends. The maximum dividend allowable by SIC is $6.1 million.

No dividends were paid by SIC in 2024. Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of its total liabilities, or $15.0 million. Based on this requirement, SIC was required to maintain capital and surplus of $84.1 million and $70.8 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, SIC’s statutory-basis surplus totaled $316.6 million and $208.0 million, meeting the minimum surplus requirements.

As of September 30, 2025 and December 31, 2024 we had $1.402 billion and $789.8 million, respectively, in cash, cash equivalents and restricted cash, which primarily consisted of cash, money market accounts and U.S. Treasury bills. We intend to maintain substantial cash or cash equivalent balances during hurricane season to meet seasonal liquidity needs relating to potential catastrophic losses.

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

	Nine Months Ended September 30, (in thousands)
	2025	2024	Change	% Change
Cash Flows provided by (used in):
Operating activities	375,702	395,481	(19,779)	(5.0)%
Investing activities	(605)	(194,072)	193,467	(99.7)%
Financing activities	237,253	4,688	232,565	4960.9%
Net increase in cash, cash equivalents and restricted cash	612,350	206,097	406,253	197.1%

For the nine months ended September 30, 2025, cash flows provided by operating activities was $375.7 million, a decrease of $19.8 million from the nine months ended September 30, 2024, driven by a change in net income and purchase of transferable tax credits. For the nine months ended September 30, 2025, cash flows provided by investing activities was $0.6 million, an increase of $193.5 million from the nine months ended September 30, 2024, driven by the reduced purchases of fixed-maturity securities available-for-sale. For the nine months ended September 30, 2025, cash flows used by financing activities was $237.3 million, an increase of $232.6 million from the nine months ended September 30, 2024, driven by the IPO proceeds.

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

Credit Facility

On June 25, 2024, we entered into an amended and restated credit agreement with Regions Bank for a $10.0 million revolving credit facility, which was increased to $45.0 million pursuant to the accordion feature on March 20, 2025, a term loan in an aggregate principal amount of $40.0 million and one or more delayed draw term loans in an aggregate principal amount not to exceed $125.0 million (together, the “Credit Facility”). The Credit Facility contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. Pursuant to the terms of the Credit Facility, we may from time to time establish one or more additional term loans subject to certain conditions precedent contained therein. The Credit Facility is guaranteed by certain of our subsidiaries and is secured by certain of our cash and deposit account balances. The Credit Facility matures on June 25, 2029. At September 30, 2025, the Company had no borrowings outstanding under the revolving credit facility and an outstanding balance of $36.0 million on the term loan. At September 30, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $170.0 million.

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

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of September 30, 2025:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
Debt securities and credit agreements	$38,000	$6,000	$9,000	$23,000	$-
Interest payable (1)	7,652	2,456	4,006	1,190	-
Opearting lease obligations	11,374	2,130	4,970	4,274	-
Total	$57,026	$10,586	$17,976	$28,464	$-

1) Interest on the Credit Facility is calculated using 7.56% in effect at September 30, 2025 with the assumption that interest rates remain flat over the remainder of the period that the Credit Facility is outstanding. At our option, we may prepay the Credit Facility, in whole or in part, without premium or penalty.

Financial Condition

Stockholders’ Equity

As of September 30, 2025, stockholders’ equity was $964.2 million. As of December 31, 2024, total stockholders’ equity was $433.2 million. The increase was primarily due to increased retained earnings and the IPO proceeds.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board determines our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration.

Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities and equity securities. As of September 30, 2025, the majority of our investments, or $473.1 million, was comprised of fixed income securities rated BBB- or better. Our investments also include $4.0 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $861.6 million and a restricted cash balance of $540.6 million as of September 30, 2025.

As of December 31, 2024, the majority of our investments, or $464.8 million, was comprised of fixed income securities rated BBB- or better. Also included in our investments were $4.5 million of other investments. In addition, we maintained a non-restricted cash and cash equivalent balance of $493.4 million and a restricted cash balance of $296.4 million as of December 31, 2024.

As of September 30, 2025, and December 31, 2024, the amortized cost and fair value on available for sale securities were as follows:

	As of September 30, 2025
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$145,066	$146,993	31.0%
Obligations of state and political subdivisions	166,703	169,982	35.8%
Corporate securities	129,982	133,798	28.2%
Asset-backed securities	23,703	23,830	5.0%
Total available for sale investments	$465,454	$474,603	100%

	As of December 31, 2024
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$166,641	$166,283	35.7%
Obligations of state and political subdivisions	17,344	17,222	3.7%
Corporate securities	149,104	150,025	32.3%
Asset-backed securities	106,681	106,586	22.9%
Certificate of deposits	23,061	23,097	5.0%
Obligations of foreign governments	1,754	1,753	0.4%
Total available for sale investments	$464,585	$464,966	100.0%

The following tables provide the credit quality of available for sale investments as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$40,255	$40,880	8.6%
AA+	205,219	208,073	43.8%
AA	43,365	44,036	9.3%
AA-	32,306	33,146	7.0%
A+	31,220	31,876	6.7%
A	22,982	23,592	5.0%
A-	27,359	28,096	5.9%
BBB+	32,816	34,030	7.2%
BBB	19,768	20,342	4.3%
BBB-	8,755	9,063	1.9%
Not Rated	1,411	1,467	0.3%
Total available for sale investments	$465,454	$474,603	100.0%

	As of December 31, 2024
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$210,924	$210,577	45.3%
AA+	28,231	28,222	6.1%
AA	24,871	24,792	5.3%
AA-	37,501	37,378	8.0%
A+	38,250	38,228	8.2%
A	26,798	26,992	5.8%
A-	33,969	34,131	7.3%
BBB+	24,297	24,612	5.3%
BBB	31,894	32,171	6.9%
BBB-	7,686	7,699	1.7%
Not Rated	164	164	0.1%
Total available for sale investments	$464,585	$464,966	100.0%

The amortized cost and fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2025 and December 31, 2024 are displayed in the tables below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of September 30, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$41,456	$41,609	8.8%
Due after one year through five years	273,751	279,568	58.9%
Due after five years through 10 years	122,082	125,209	26.4%
Due after 10 years	28,165	28,217	5.9%
Total available for sale investments	$465,454	$474,603	100.0%

	As of December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$56,574	$56,666	12.2%
Due after one year through five years	286,584	287,703	61.9%
Due after five years through 10 years	112,702	112,117	24.1%
Due after 10 years	8,725	8,480	1.8%
Total available for sale investments	$464,585	$464,966	100.0%

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

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy level evaluation to determine the extent to which the balance of the premiums receivable exceeds the balance of the unearned premiums. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance account for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded an allowance for uncollectible premiums of $1.0 and $2.3 million at December 31, 2024 and September 30, 2025.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no amounts uncollectible under our reinsurance program or bad debt expense related to reinsurance during the year ended December 31, 2024, or the nine months ended September 30, 2025.

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2024 and the nine months ended September 30, 2025. Changes in interest rates subsequent to December 31, 2024 or the nine months ended September 30, 2025 may affect the fair value of our investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2024, and the nine months ended September 30, 2025 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2025 ($ in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$425,552	$(49,051)	(10.3)%
200 basis point increase	442,057	(32,545)	(6.9)%
100 basis point increase	458,408	(16,195)	(3.4)%
100 basis point decrease	490,642	16,040	3.4%
200 basis point decrease	506,527	31,924	6.7%
300 basis point decrease	522,254	47,651	10.0%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector. Pursuant to our investment policy, only $1.0 million may be invested in below investment grade bonds. The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.28 years and 3.29 years at September 30, 2025 and December 31, 2024, respectively. To the extent interest rates decrease during 2025, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2025, the estimated weighted average credit quality rating of the fixed maturity securities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2024. For more information regarding the composition of our fixed-maturity securities portfolio, see “—Financial Condition—Investment Portfolio” within Item 2.

Foreign Currency Exchange Risk

At September 30, 2025, we did not have any material exposure to foreign currency related risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock during the third quarter of 2025:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2025 - 7/31/2025	—	$-	—	$-
8/1/2025 - 8/31/2025	—	$-	—	$75,000
9/1/2025 - 9/30/2025	1,406,712	$14.22	1,406,712	$55,000
Total	1,406,712	$14.22	1,406,712	$55,000

(1)
On August 26, 2025, the Board authorized the repurchase program, which allows the Company to repurchase, from time to time, up to $75.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. The Company has repurchased 1,406,712 shares of common stock for $20.0 million as of September 30, 2025. Upon repurchase, the Company retired the shares of common stock. The repurchase plan has no time deadline and will continue until all authorized shares have been repurchased or otherwise modified or terminated by the Board.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 5, 2025		/s/ Bruce Lucas
	By:	Bruce Lucas
	Its:	Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2025		/s/ Jesse Schalk
	By:	Jesse Schalk
	Its:	Chief Financial Officer (Principal Financial Officer)