Form 10-K
period 2025-12-31
Slide Insurance Holdings, Inc.
filed 2026-03-02
CIK 1886428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42707

Slide Insurance Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	87-1554861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4221 W. Boy Scout Blvd., Suite 200 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 748-2030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SLDE	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on Nasdaq Global Select Market on June 30, 2025, was $1,568,646,159

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2026 was 124,319,406.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2025, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K

i

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements.” In some cases, you can identify these statements by forward- looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “aim,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include:

•
our beliefs regarding our competition and relative market positioning;
•
projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
•
our expectations regarding our participation in Citizen’s depopulation program;
•
our ability to expand our business;
•
our belief regarding the sufficiency of our compliance with cybersecurity regulations;
•
our expectations regarding future capital expenditures;
•
our anticipated growth strategies;
•
anticipated trends in our business;
•
assumptions underlying our critical accounting policies and estimates;
•
our proprietary data analytic capabilities and underwriting processes with regard to our risk selections;
•
our beliefs regarding our relationships with our employees;
•
our beliefs regarding the sufficiency of our facilities;
•
our reinsurance program including capital, pricing and contract terms and conditions; and
•
and other similar expressions concerning matters that are not historical facts.

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.” You should specifically consider the numerous risks outlined under “Risk Factors.”

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report to conform our prior statements to actual results or revised expectations.

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

Item 1. Business.

As used herein, “Slide,” the “Company,” “we,” “us” and “our” refer to Slide Insurance Holdings, Inc. and its consolidated subsidiaries.

General

Launched in 2021, we are a technology enabled, fast-growing, coastal specialty insurer. We focus on profitable underwriting of single family, condominium and commercial residential policies in the property and casualty (P&C) industry in coastal states along the Atlantic seaboard through our insurance subsidiary, Slide Insurance Company (“SIC”). In February 2025, we acquired an additional insurance subsidiary, Slide Specialty Insurance Company ("Slide Specialty"), which is licensed in New York, New Jersey, Rhode Island and South Carolina. We utilize our differentiated technology and data-driven approach to focus on market opportunities that are underserved by other insurance companies. We acquire policies both from inorganic block acquisitions and subsequent renewals, as well as new business sales through a combination of independent agents and our direct- to-consumer (“DTC”) channel, through which we sell our insurance products directly to end consumers, without the use of retailers, brokers, agents or other intermediaries. We do not depend on any one key product or product line within the coastal specialty homeowners and commercial residential insurance market. We control all aspects of our value chain, including technology, underwriting, actuarial, distribution, claims, risk management and reinsurance which allows us to maximize profitability while maintaining disciplined underwriting standards.

Our goal is to deliver long-term value for stockholders by focusing on underserved, coastal specialty markets where market capacity is limited and demand for insurance products is high. Coastal specialty market demand for insurance products has increased over the last few years as the larger, national insurance carriers have reduced their underwriting capacity in such markets which has created a unique market opportunity for us to capitalize on the imbalance of supply and demand. A prime example of this market shift is Florida, where large national carriers have reduced their market share of premium from 62% in 1999 to 28% in 2022, creating an opportunity for accretive expansion. We have built a highly entrepreneurial company that we believe can identify and execute on such opportunities faster and more profitably than our competitors.

We believe we have a significant technological advantage that allows us to assess, manage and price risk for individual and bulk policy acquisitions. Our technology is built to estimate future costs of policies and compare it back to our base rates to better understand profitability in real time on an individual risk basis and to assess large and/or bulk transactions. This technology enables us to only select policies that we believe to be profitable based on future reinsurance and all other perils (AOP) costs. Our underwriting technology has been an important component of our success and is backed by our proprietary approximately $8.9 trillion TIV underwriting and claims dataset, which provides us with real-time intelligence to drive superior decision making. We believe that traditional markets inefficiently and inaccurately underwrite coastal specialty risks without properly understanding prospective loss ratios and reinsurance costs. We believe other insurance companies do not have the same ability to assess these metrics in real time and their technology limits their ability to consistently select profitable policies. We believe our underwriting technology allows us to more accurately assess the future cost of each policy, which enables us to focus on profitable growth opportunities often overlooked or mispriced by our competitors. We believe our proprietary technology combined with our highly experienced and entrepreneurial leadership team allow us to make better underwriting decisions that generate higher margins for our business.

We market and write insurance policies through two channels: our independent agents and DTC. As we continue to scale our operations, we anticipate that our DTC distribution will grow through our focus on accretive market opportunities.

We have significantly grown our business and scaled it profitably in our targeted coastal specialty markets by leveraging our seasoned management team, technology and strong balance sheet. We have grown our shareholders’ equity from $102 million at the end of 2021 to $1,113 million at the end of 2025, a CAGR of 55%. In this same time period, we have grown our in force premium to $1,796 million at the end of 2025, while running an average consolidated combined ratio of 66.3%. Our return on equity and combined ratio were 57.4% and 52.1% for 2025, and 60.0% and 72.3% for 2024, respectively.

For the years ended December 31, 2025 and December 31, 2024, we had gross premiums written of $1,796 million and $1,334 million, policy fees of $8.2 million and $6.6 million, consolidated combined ratio of 52.1% and 72.3% and net income of $444 million and $201 million, respectively. As of December 31, 2025, we had total assets of $2.9 billion, shareholders’ equity of approximately $1,113 million and tangible shareholders’ equity of approximately $1,111 million. For the year ended December 31, 2025, we had a return on equity of 57.4% and a return on tangible equity of 57.9%.

Underwriting

We believe our proprietary technology, disciplined underwriting standards and highly technical underwriting talent allow us to make better underwriting decisions that generate higher margins for our business. Our underwriting strategy is focused on leveraging our approximately $8.9 trillion TIV policy level data repository, cutting edge process automation, predictive analytics and aerial imagery to make dynamic underwriting decisions and generate consistently strong risk-adjusted returns across market cycles. We believe that traditional markets inefficiently and inaccurately underwrite coastal specialty risks without properly considering potential future losses and reinsurance costs. We believe our underwriting technology allows us to assess the future cost of each policy more accurately, which enables us to focus on profitable growth opportunities often overlooked or mispriced by our competitors.

As of December 31, 2025, our underwriting team consisted of personal lines and commercial lines underwriters and is led by a committee of senior leaders. Our underwriting team is highly knowledgeable, experienced and has deep relationships with key constituents within our core markets. We amplify this expertise with advanced technology and data analytics, driving superior risk selection and best-in-class underwriting profitability. Additionally, we continue to assess the use of new technology-enabled tools to assist us with inspections as well as other components of the underwriting process.

We utilize the Duck Creek policy management system, which enables us, through partner integrations and our own proprietary technology, to calculate replacement costs and obtain real-time loss history on each application prior to binding, generate policyholder forms and manage and calculate the estimated reinsurance costs at the point of sale. The underwriting eligibility requirements that we utilize are programmed into this platform, which can easily be updated to effect desired production results. In addition to ensuring eligibility through underlying risk exposure returns and user inputs, our application is designed to capture key rating elements of a risk, such as the distance to the coast, construction materials, wind mitigation features, age of the home and roof, and loss history. We update these requirements periodically to reflect our experience with risks in certain age brackets by year built and age of roof in territories with significant wind or hail claim activity. We also have the capability to implement binding restrictions by state, county, rating territory and/or agency, providing real-time risk management in the face of catastrophe events or similarly imminent exposure. For every single-family property new risk we write, we review the aerial imagery and utilize additional AI filters on the aerial imagery to assist underwriters in determining the condition or hazards that exist on the property. If needed, we may order an inspection from a third-party vendor if they are unable to determine the current condition of the home by using aerial, oblique and panorama imagery and publicly available permit data sources. Policies which fail to meet our criteria are declined at quote or, upon completion of our new business review, are cancelled for underwriting reasons. The portfolio is managed and reviewed for compliance with our underwriting guidelines and policies may be non-renewed for a limited set of reasons, as documented in the policy forms and in compliance with statutory requirements. The underwriting criteria that we consider will continue to evolve as our business grows and expands.

We have also put in place rigorous controls over our underwriting processes with constant monitoring of operations and application of underwriting guidelines and procedures. We hold weekly meetings with the underwriters to ensure processes and standards are consistently adhered to, as well as to address any changing market conditions or issues that may arise. In addition, we conduct regular audits within the underwriting function to ensure compliance and quality. These audits review new business, endorsements, renewals, cancellations and non-renewals. The results are reviewed with the staff and action is taken to address any perceived needs. This review enables us to optimize the design and pricing of our products as well as our reinsurance program including the purchase of appropriate reinsurance coverage.

Claims

Our claims operations are a core component of our business strategy and we believe are a key competitive differentiator for us. Our three pillars of focus are customer service, accuracy and efficiency. The claims department is led by our Chief Claims Officer, who has over 30 years of claims experience.

We closely manage all aspects of the claims workflow, from processing the initial filing to offering remediation services, as we believe that it is important to have direct oversight over the claims process. We aim to handle all claims with our employees, and do not intend to outsource our attritional claims functions at any point apart from field adjusting or inspection services, where we may use outside personnel. In the limited instances where we do not handle claims in-house, such as a high-volume catastrophic event, we use a combination of inside and outside adjusters to perform examining, field adjusting, special assignments and catastrophe inspection services. These partners have been vetted, approved and trained well in advance and have committed the required resources. We maintain control over the handling process, reserving and payment authority with the outside support reporting directly to our employees.

We are focused on building a culture of automation and efficiency. Our claims department benefits from the implementation of workflows where certain actions are triggered based on specific claims events which reduces lower-value administrative tasks and allows for more efficient decision-making and claims resolution.

We have built a preferred vendor network to provide various mitigation services such as tarping, water mitigation and tree removal. By pre-negotiating contracts with these vendors, in the event of covered damages, we can accelerate the restoration process while minimizing repair costs. For example, during Hurricane Ian, we utilized this network to reduce costs and mitigate further damage while improving customer satisfaction. We also maintain communication with policyholders and encourage them to use our preferred vendor network to protect them from poor workmanship and fraud.

We have built-in processes and trainings for the detection and prevention of fraudulent activity in claims. We continue to research, test and pilot the use of machine learning and artificial intelligence to flag early indications of fraud and the potential for litigation.

In addition to the streamlined claims management system, we use enterprise-wide data management to create a data-driven claims life cycle. We aim to determine relationships between similar claims and outcomes and utilize predictive analytics from the data to triage, assign, investigate and evaluate claims. The use of our historical dataset with this real-time business intelligence platform provides the claims team information and performance metrics that drives improvement in efficiency, accuracy and response time and helps to avoid litigation.

Distribution

We market insurance policies through two channels: our independent agents and DTC. We are an agency-focused company and pride ourselves on our ability to provide superior customer service to both our agents and policyholders. Our management and underwriting teams have strong and well-established relationships with our distribution partners. We look to recruit independent agents through these strong relationships alongside cooperative efforts with the various states’ agent associations, and by seeking contracts with agencies currently placing significant volume with Citizens, to the extent those agents are willing to accept new appointments.

Our agents provide us with valuable input regarding market needs through agency visits, strategy meetings and feedback sessions. We provide our agents with extensive training in the use of our agency portal, product offerings, underwriting requirements and exposure management efforts. Violet, our proprietary underwriting system, allows our agents to quickly bind a policy within minutes, which we believe helps to drive improved quote and bind ratios. Most of the increased speed and efficiency of Violet is driven by process automation that pulls risk characteristics, claim history and other required data points, versus legacy systems in the insurance industry that require agents to manually input quoting data. Violet’s efficiency and speed makes it a preferred choice for our agents. We launched Violet to a small number of agencies in September of 2023 and to all Florida agencies on January 29, 2024.

In addition to our independent agent distribution network, we are also focused on building out our DTC distribution channel given the usefulness of this channel in the long-term. Our current strategy is focused on low-cost customer acquisition through embedded relationships with mortgage bankers and building trade organizations, among other low-cost channels. As we continue to scale our operations, we anticipate that our DTC distribution will continue to scale and focus on accretive market opportunities. By combining our advanced technology and superior underwriting expertise, we are able to focus our DTC distribution on select geographies that produce outsized returns.

Technology

Our technology platform is at the center of everything we do and every decision we make, helping us win profitable business. Our technology platform is built on a foundation of insurance principles which leverage Big Data and process automation. We have a proprietary approximately $8.9 trillion TIV dataset which enables us to build superior artificial intelligence and machine learning tools to streamline underwriting, claims and predictive analytics, which drive lower loss ratios by focusing risk selection on higher margin generating policies.

At the heart of our technology platform is our comprehensive, enterprise-wide data repository, which we have used to pioneer our prospective underwriting model to assess individual policy profitability at the point-of-sale. Our model estimates forward-looking reinsurance costs on a policy level basis and dynamically adjusts the reinsurance cost as the amount at risk, concentration and other factors change across the portfolio, enabling us to accurately predict reinsurance costs at the policy level.

We partner with an aerial imagery provider which is incorporated into our technology platform. We use post-catastrophe aerial imagery and roof damage scores for all affected risks within 48 hours of an event along with our traditional overlaid storm track information, to triage our catastrophe response and deploy our construction resources to mitigate the damage.

Automation is another key area of focus. We have automated as many business processes as possible. For example, our claims team uses robotic process automation (“RPA”) to automate the Electronic First Notice of Loss (“eFNOL”) logging process. This was particularly helpful during Hurricane Ian to track and effectively resolve outstanding claims. We also use proprietary RPA to feed data into our underwriting AI for faster and more accurate results.

Risk Management

Our risk management function is at the center of our decision-making and our day-to-day activities and is a core component of our strategy to generate superior risk-adjusted returns.

The risk management function is led by Matt Larson, our CRO, who has over 17 years of insurance experience. Our risk management team carefully manages our exposures and adheres to strict corporate risk appetite and tolerances for exposure accumulation. The team is supported by individuals with extensive experience focusing on the coastal exposed property business. We focus on reinsurance, data and company-wide analytics with a framework that allows for real-time exposure management and drives strategic growth while adhering to our corporate risk appetite. Our unique approach to risk management allows us to project our aggregations, reinsurance costs and underwriting profitability on a prospective basis. We have established key risk tolerances and exposure management measures to protect our capital base from severe events. Our goal is to hedge our risk exposure and consolidated retention caused by a catastrophe event to no more than 25% of our annual pre-tax earnings.

We license Verisk Touchstone and Moody's RMS to regularly model in-force policies and review key metrics surrounding aggregations and volatility of the portfolio. We also use the Touchstone and RMS platforms to produce PML analysis at specified intervals to validate our forecasts. We conduct regular modeling aimed at maintaining an optimal portfolio with minimal risks in higher catastrophe cost segments. Our underwriting systems are built to set territorial rules and restrictions in real-time to ensure that the Company does not exceed aggregations based on corporate risk tolerance levels. In addition, we conduct regular reviews of financial underwriting results in tandem with the underwriting team. We created a proprietary Florida building code database, which is used to validate primary and secondary risk characteristics, ensuring data accuracy for our portfolio and underwriting technology.

Reinsurance

We strategically purchase reinsurance to limit exposure to catastrophic events and protect our capital base from severe convective storms and hurricanes. Reinsurance is an important part of our risk management strategy and premiums paid to reinsurers is our single largest cost. We seek a diversified portfolio of reinsurance with the use of traditional reinsurance capacity, utilization of the FHCF and the use of multi-year catastrophe bonds. All reinsurance we purchase is on an excess of loss basis and covers all perils. We currently purchase catastrophe excess of loss reinsurance to the 143-year return period, in excess of the 130-year return period primarily used in Florida and required by our rating agency and regulators. As of June 1, 2025, 100% of our private reinsurance recoverables were either fully collateralized or derived from reinsurers rated “A-” (Excellent) by A.M. Best, or better.

Our annual reinsurance program, which is segmented into layers of coverage, protects us for excess property catastrophe losses and loss adjustment expenses. In placing our reinsurance program, we seek to obtain multiple years of coverage for certain layers through multi-year reinsurance agreements. We believe this limits uncertainty on reinsurance coverage and pricing.

The FHCF is a tax-exempt state trust fund under the supervision of the Florida State Board of Administration. The fund is operated with the objective of maintaining adequate homeowners and commercial residential insurance capacity within the state of Florida. Participation in FHCF is mandatory for Florida domestic residential property insurers. The fund provides excess of loss coverage below the cost that would be provided for similar coverage within the private market.

We treat our reinsurers as long-term partners. As such, we target underwriting profitability on a gross basis, before utilization of reinsurance, to ensure consistent support from our reinsurance partners and to protect ourselves from changes in the reinsurance market. Our sophisticated modeling and large database allow us to consider prospective reinsurance costs in our underwriting decisions, ensuring that we target profitable policies aligned with our reinsurance program. We include assumptions on individual policies and the prospective impact of each additional risk on our PML and expected reinsurance costs, which combined with multi-year reinsurance capacity limits uncertainty and unexpected increases in future reinsurance costs. Based upon catastrophe modeling, it would take an event beyond our 1-in-143-year PML to exhaust our 2025 – 2026 property catastrophe coverage. We currently seek to retain no more than 25% of our annual pre-tax earnings from a first-event catastrophic loss that is below the top of our reinsurance program. We believe that our reinsurance program provides adequate coverage for named storms.

By accessing catastrophe reinsurance coverage through the capital markets, we aim to diversify our sources of reinsurance capacity in a cost-effective manner and receive multi-year coverage, protecting our capital and maintaining profitability. In 2023, we executed our first two reinsurance catastrophe bonds with Purple Re Ltd. (“Purple Re”), a Bermuda special purpose insurer, which provides three years of coverage from catastrophe losses caused by certain named storms, including hurricanes. In 2024, we executed our third reinsurance catastrophe bond. In 2025, we executed our fourth catastrophe reinsurance bond, which includes two tranches. As of June 1, 2025, we have $660 million of coverage remaining through these four notes. Series 2023-1 was issued in April 2023 and expires in April 2026 and Series 2023-2 was issued in July 2023 and expires in June 2026, and Series 2024-1 was issued in April 2024 and expires in June 2027. Series 2025-1 tranches A and B was issued in April 2025 and expires in June 2028. The limit of coverage of $660 million is fully collateralized by a reinsurance trust account for the benefit of SIC. SIC makes periodic premium payments to Purple Re during this three-year risk period. Purple Re issued $660 million of principal-at-risk variable notes to fund the reinsurance trust account and its obligations to SIC under the reinsurance agreement. The maturity date of the notes may be extended up to two additional years to satisfy claims following covered catastrophic events that have occurred during the three-year term of the respective reinsurance agreement.

2025 – 2026 reinsurance program

Our 2025-2026 reinsurance program incorporates the mandatory coverage required by law to be placed with the FHCF. We also have purchased private reinsurance below, alongside and above the FHCF layer. The following describes the layers of our 2025-2026 reinsurance program:

•
Our Retention. We have a consolidated first event retention of $94.7 million of losses and loss adjustment expenses, which is made up of $77.7 million of first event captive participation and $17.0 million of captive RPP participation. We have a consolidated second event retention of $77.7 million, which is retained within the captive. We have a consolidated third event retention of $50 million, which is retained within the captive.
•
Layer Below FHCF. Immediately above and alongside our retention, we purchase $437.4 million of reinsurance from highly rated third-party reinsurers. Through the placement of prepaid layers and payment of a reinstatement premium, we have two full limits below the FHCF. To the extent that the limit below the FHCF, or a portion thereof, is exhausted in a first catastrophic event, we have purchased prepaid layers or reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.
•
FHCF Layer. Our FHCF coverage includes an estimated maximum provisional limit of 90% of $1,047.9 million, or $943.1 million, in excess of our retention and private reinsurance of $557 million. The limit and retention of our FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The FHCF estimate is currently based on the most up-to-date 2025 rates and multiples, as of December 31, 2025. We purchase coverage alongside, above, and below the FHCF layer from third party reinsurers. The layer alongside is in the amount of $92 million. The private reinsurance is generally adjusted to fill in gaps in our FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.
•
Purple Re Layers. As described above, we entered into a catastrophe reinsurance agreement with Purple Re, which provides coverage for $660 million of losses and loss adjustment expenses in excess of $1 billion, collateralized by the proceeds of the issuance. To the extent our FHCF and private coverage is partially or entirely exhausted by a first catastrophic event, Purple Re would provide coverage of $660 million of losses and loss adjustment expenses in excess of $607 million.
•
Layer Above. We have additional $347 million of coverage alongside and above the Purple Re 2023-1, 2023-2, 2024-1 2025-1 B, and 2025-1 A catastrophe bonds of loss and loss adjustment expense. This coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.
•
Third Event. We have an additional $32.4 million of coverage in excess of $50 million consolidated retention of loss and loss adjustment expense for a third event. This coverage is in place to protect against frequency of events.

For the twelve months ending December 31, 2025, we have purchased reinsurance from the following sources (i) the FHCF, (ii) 30 private reinsurers, which were all rated “A-” or higher by A.M. Best or S&P, (iii) four private reinsurers that have provided collateral to fully cover their exposure and (iv) a protected cell reinsurer whose shares are owned by Slide Reinsurance

Holdings, LLC, our wholly-owned reinsurance subsidiary. Our entire reinsurance program is placed with AM Best “A” rated reinsurers or better, fully collateralized reinsurers, or the FHCF.

Background and Slide’s Participation in the Citizens Depopulation Program

The Company began to assume policies from Citizens in the second half of 2023. Citizens is the largest homeowners insurer in the state of Florida as measured by premium in force and acts as the state-owned insurer of last resort. It is incentivized by the state to transfer policies from its books to the private market in order to reduce systemic risk to the insurance market. Citizens generally offers nine personal lines and six commercial line opportunities to assume policies over a calendar year. The Company has selectively assumed personal residential and commercial residential policies from Citizens in 23 separate assumption transactions between August 2023 and December 2025. For context, the direct earned premiums of the Citizens policies assumed by the Company during the course of 2025 prior to the date of assumption of such policies was $365,462 thousand for the year ended December 31, 2024 according to the Annual Statement of Citizens Property Insurance Corporation for 2023 and management’s calculations. In addition, the unearned premiums of Citizens policies assumed by the Company during 2024, was $227,241 thousand as of December 31, 2024 according to the Citizens Annual Statement and management’s calculations.

In order to be eligible to participate in an assumption transaction, the Company must first apply to the FLOIR for approval to assume a specified number of policies approximately four and a half months prior to the proposed assumption date. The Company prepares and submits an application showing the cumulative pro forma financial impact of assuming all policies for which it has applied and all policies it has been previously approved to assume. Approximately 45 days after the application has been submitted the Company is informed whether they have been approved for the assumption. Once Slide receives FLOIR approval indicating the maximum number of policies it may assume, Citizens provides the Company with a list of policies eligible for assumption and the relevant policy data. Slide evaluates these policies over an approximately two-week period and submits to Citizens a list of policies it would like to assume, together with estimated renewal premiums to Citizens, as discussed in more detail below under the sub-heading “—Slide’s Process and Procedures for Selecting Citizens Policies.”

Citizens then sends all private insurance company offers to the policyholder, which includes the amount of their estimated premium upon renewal. Policyholders generally have approximately six weeks to select their preferred insurance carrier. If the renewal premium for any private insurer’s offer is within 20% of Citizens’ renewal premium, the policyholder cannot elect not to participate in, or “opt out” of the assumption by such private insurer (such as the Company). If the renewal premium comparison is more than 20% of Citizens’ renewal premium, the policyholder may “opt out” of the assumption. Upon an assumption by Slide, Citizens then transfers to Slide the unearned premiums as of the effective date of the assumption transaction for the policies that have not opted out of such transaction. A policyholder may also opt-out during the 30-day period following the effective date of the assumption transaction, but only if the premium difference between Slide’s renewal and Citizens’ renewal is greater than 20%. If a policyholder opts-out during such period, Slide returns the applicable unearned premiums to Citizens.

Under the terms of its typical assumption agreements with Citizens, the Company assumes all liability and obligation for losses under the assumed policies arising on or after the effective date of the assumption transaction, and the Company directly services all policyholder claims related to such losses. Citizens remains liable for all losses under the assumed policies arising prior to the effective date of the assumption transaction and is solely responsible for servicing all policyholder claims related to such losses. All of the policies selected by the Company are annual policies which are rewritten at the Company’s rates using the Company’s coverage and forms within a year following their assumption from Citizens. From the time to initial application to assumption by the Company, the process takes approximately four and a half months.

Slide’s Process and Procedures for Selecting Citizens Policies

The Underwriting Advisory Council sets general underwriting guidelines and goals around future assumptions from Citizens; the Board of Directors has delegated the underwriting of policies, including Citizens assumptions, to the Company’s management. The underwriting guidelines rarely change but the Company’s overall goals do change from assumption to assumption, based on time of year, current portfolio distribution, reinsurance, and other market factors. The Company’s risk management team uses these guidelines and goals to analyze each policy’s initial data file provided by Citizens to determine which policies to apply for. The Company’s risk management team models the policies within the initial data file and performs reinsurance cost estimation for each policy, and the Company’s actuarial team rates the policies using FLOIR approved Slide rates and forms.

The Company’s risk management team then compares the Company’s estimated renewal premium against the estimated reinsurance costs to determine which policies are candidates for selection. Potential participants in the Citizens take-out process are only permitted to select policies within 40% of Citizens’ estimated renewal premium – and therefore policies over 40% are removed from the candidate pool.

The Company’s risk management team then models the policy candidates. The model produces probable maximum loss which, along with exposure aggregation and estimated reinsurance costs, are used to calculate the most optimal policy selection. Finally, the Company’s risk management team presents the results to the Underwriting Advisory Council and a decision is made as to which policies to apply for a given renewal period.

The Company currently expects to participate in Citizens depopulation program in the short term consistent with its past practice. However, the Company continually evaluates its participation in the Citizens depopulation program, and may in the future decrease, or cease its participation in the program entirely, subject to market conditions as well as the underlying quality of the policies subject to the program. See “Risk Factors—We may pursue opportunities to participate in Citizens’ take-out program and directly assume policies issued by Citizens to policyholders who were otherwise unable to obtain private insurance. Take-out opportunities are subject to a number of timing and execution risks, and we may fail to participate in Citizens’ take-out programs on terms that are ultimately profitable to us, or at all” for more information.

Slide’s Criteria for Assuming Citizens Policies

The Company evaluates several core criteria during its underwriting process with Citizens. The most important criteria are geographic distribution, distance to coast, risk characteristics such as construction, occupancy, square footage, year of construction, roof shape, roof age, and claims activity.

A summary of the criteria for the policies assumed in calendar year 2025 is provided below and compared to the Company’s portfolio at year-end 2024. As illustrated in the tabular disclosure in the sub-sections that follow, the risk characteristics of the assumed Citizens policies closely tracks the risk characteristics of the Company’s stand-alone historical portfolio. As a result, the Company expects the financial performance of the Citizens policies it assumes to closely track the financial performance of the balance of the Company’s portfolio of policies.

In the tables that follow in each sub-heading in this section, the following terms have the meanings ascribed to them below:

•
PIF: Policies in force
•
Locations: Number of buildings
•
TIV: Total Insured Value, including Coverages A (dwelling), B (other structures), C (contents), and D (loss of use)
•
Average TIV: TIV divided by Locations
•
Premium: In force premium
•
Average Premium: Premium divided by Locations

For the reader’s reference, the “County” heading table in the sub-section “—Geographic Distribution” below includes both PIF and Locations. In contrast to personal residential policies, commercial policies commonly have multiple locations with distinct rating characteristics. In the sub-sections “—Distance to Coast”, “—Primary and Secondary Risk Characteristics”, locations are shown, not PIF, as a single commercial policy can contain more than one risk characteristic and would therefore, in management’s view, result in inaccurate PIF totals.

The Company believes that the strong correlation between the primary and secondary characteristics of the assumed Citizens policies and the Company’s historical portfolio discussed below strongly supports the Company’s expectation that the financial performance of the assumed policies will approximate that of the rest of the Company’s portfolio and that therefore the Company’s historical financial performance is the best indicator of the amount, timing and probability of future cash flows and liabilities.

Geographic Distribution

The Company evaluates geographic distribution of Citizens’ policies to enhance balance of risks and to prevent unintended concentrations of risk. Concentrations of risk increase the risk of catastrophe losses and result in higher reinsurance costs. Accordingly, the Company often selects geographical distributions that differ from its existing distributions to enhance its spread of risk and reduce or maintain current reinsurance expenses. As part of its underwriting strategy, the Citizens policies selected by the Company generally have similar levels of geographic distribution as the Company’s existing policies in force and are selected in complimentary regions so as not to materially alter the geographic distribution of the Company’s policies in force. The Company uses geographic spread of risk and policy distribution to form opinions about policy distribution and the reinsurance costs associated with the portfolio.

To determine the expected loss in a given geography, frequency of events (number of events) and severity of events (e.g., Category 5 wind speeds versus Category 1 wind speeds) are considered by the Company. Having a high frequency and high severity will on average produce more loss than a low frequency and low severity relative to comparable policies. This is where the Company’s catastrophe models come into consideration, as they take into account both frequency and severity of events. When Florida is the first landfalling area in the catastrophe model the Company licenses, 34% of all events make landfall in Monroe or Miami-Dade counties and 37% of the major hurricanes (i.e., Category 3, 4 and 5) are in those two counties. In contrast, the four most Western counties in the Florida Panhandle (Escambia, Santa Rosa, Okaloosa, and Walton) make up 9% of all hurricanes and 7% of the major hurricanes. As a result, the same policy in Walton County is less risky than Miami-Dade County.

The importance of geographic distribution in the Company’s risk balancing efforts is illustrated by the combined Slide and Citizens by county table below. For purposes of evaluating risk, the Company groups Florida counties into regions. Within the catastrophe model the Company licenses, the following shows the percentage of total events that make landfall in a given region, the percentage of major hurricanes, and the percent of total insured value:

•
Southeast Florida (Miami, Broward and Palm Beach counties): 28% of all events, 35% of Category 3 through 5 events, and representing 28% of Slide’s total insured value taking into account assumed Citizens policies
•
West Central Florida (Pinellas and Hillsborough counties): 1% of all events, 1% of Category 3 through 5 events, and representing 11% of Slide’s total insured value taking into account assumed Citizens policies
•
Central Florida (Polk and Orange counties): Given that these are inland counties, there are no direct landfalling events and this region represents 10% of Slide’s total insured value taking into account assumed Citizens policies
•
Southwest Florida (Collier, Sarasota, and Lee counties): 11% of all events, 12% of Category 3 through 5 events, and representing 17% of Slide’s total insured value taking into account assumed Citizens policies

The following tables illustrate the geographic distribution by county of the number of policies in force, total insured value, average total insured value, average premium per policy and percentage of total insured value (as calculated by dividing (x) the total insured value for a given county by (y) the total insured value with respect to the aggregate policies in force) with respect to (i) the Citizens policies eventually assumed by Slide during the course of 2025 as of December 31, 2024 (ii) such information with respect to Slide as of December 31, 2024 and (iii) such information on a combined basis as of December 31, 2024 for illustrative purposes.

Citizens Policies Assumed by Slide during 2025			As of December 31, 2024
Rank	County	State	PIF	Locations	TIV	Average TIV	Average Premium	% of Total
1	Miami-Dade	FL	30,564	30,796	10,361,822,983	336,467	4,258	13.9%
2	Pinellas	FL	22,663	22,917	9,813,168,810	428,205	2,566	13.2%
3	Broward	FL	21,780	22,149	7,550,266,424	340,885	4,094	10.1%
4	Palm Beach	FL	18,835	19,076	5,702,458,247	298,934	3,345	7.7%
5	Hillsborough	FL	11,899	12,020	4,993,034,126	415,394	2,494	6.7%
6	Brevard	FL	10,550	10,582	4,668,320,107	441,157	2,511	6.3%
7	Orange	FL	8,681	8,733	3,423,871,133	392,061	2,320	4.6%
8	Lee	FL	6,367	6,427	2,580,121,900	401,450	2,632	3.5%
9	Pasco	FL	5,908	5,944	2,263,187,430	380,752	1,975	3.0%
10	Sarasota	FL	4,893	4,941	2,082,990,526	421,573	2,669	2.8%
	All Other (57 Counties)	FL	49,710	50,424	20,974,679,649	415,966	2,563	28.2%
Total			191,850	194,009	74,413,921,335	383,559	3,053	100%

Slide Policies in Force			As of December 31, 2024
Rank	County	State	PIF	Locations	TIV	Average TIV	Average Premium	% of Total
1	Broward	FL	34,574	35,040	17,153,947,192	489,553	6,332	9.6%
2	Palm Beach	FL	29,064	29,551	15,569,515,517	526,869	5,497	8.7%
3	Lee	FL	29,975	30,136	15,284,578,352	507,187	3,670	8.6%
4	Orange	FL	25,340	25,392	12,984,573,962	511,365	3,381	7.3%
5	Hillsborough	FL	22,298	22,673	12,538,357,262	553,008	3,548	7.0%
6	Miami-Dade	FL	22,312	22,836	10,470,811,175	458,522	6,146	5.9%
7	Collier	FL	14,647	14,695	8,649,442,360	588,598	4,117	4.9%
8	Polk	FL	17,663	17,665	7,927,053,059	448,743	2,697	4.5%
9	Sarasota	FL	12,479	12,584	6,784,111,721	539,106	3,394	3.8%
10	Manatee	FL	10,233	10,401	6,468,308,279	621,893	3,495	3.6%
	All Other FL (57 Counties)	FL	122,621	123,767	62,578,471,246	505,615	3,260	35.2%
	All Other SC (36 Counties)	SC	1,850	1,850	1,543,626,007	834,392	4,237	0.9%
Total			343,056	346,590	177,952,796,132	513,439	4,040	100%

Combined Citizens Policies Assumed during 2025 and Slide Policies in Force		As of December 31, 2024
Rank	County	State	PIF	Locations	TIV	Average TIV per Location	Average Premium	% of Total
1	Broward	FL	56,354	57,189	24,704,213,616	431,975	5,465	9.8%
2	Palm Beach	FL	47,899	48,627	21,271,973,764	437,452	4,653	8.4%
3	Miami-Dade	FL	52,876	53,632	20,832,634,158	388,437	5,062	8.3%
4	Lee	FL	36,342	36,563	17,864,700,252	488,601	3,488	7.1%
5	Hillsborough	FL	34,197	34,693	17,531,391,388	505,329	3,183	6.9%
6	Orange	FL	34,021	34,125	16,408,445,095	480,834	3,110	6.5%
7	Pinellas	FL	35,789	36,697	16,235,099,574	442,409	3,006	6.4%
8	Collier	FL	16,219	16,339	9,689,997,159	593,059	4,234	3.8%
9	Polk	FL	21,071	21,131	9,204,199,385	435,578	2,617	3.7%
10	Brevard	FL	18,889	18,993	9,064,390,396	477,249	3,108	3.6%
	All Other FL (57 Counties)	FL	179,399	180,760	88,016,046,673	486,922	2,968	34.9%
	All Other SC (36 Counties)	SC	1,850	1,850	1,543,626,007	834,392	4,237	0.6%
Total			534,906	540,599	252,366,717,467	466,828	3,686	100%

Distance to Coast

The Company also evaluates the distance to the coast in determining which Citizens policies to assume because policies further from the coast are less susceptible to hurricane losses, and have lower reinsurance costs. The Company utilizes AIR as its primary risk-based catastrophe model. When using AIR modeling, policies generally have higher reinsurance costs if they are closer to the coast. Small differences in distance —even as low as a third of a mile — to the coast often produce large differences in reinsurance costs, which is especially acute in properties closest to the coast.

The Company utilizes the distance to coast to determine differences in reinsurance costs for policies assumed from Citizens as compared with the Company’s portfolio, as well as the combined impact of distance to coast of both portfolios. The following tables illustrate the distance to the coast by total insured value, average total insured value and percentage of total insured value (as calculated by dividing (x) the total insured value for a given distance to coast by (y) the total insured value) with respect to (i) the Citizens policies eventually assumed by Slide during the course of 2025 as of December 31, 2024, (ii) Slide’s policies in force as of December 31, 2024 and (iii) such information on a combined basis as of December 31, 2024 for illustrative purposes.

	As of December 31, 2024
	Citizens Policies Assumed by Slide during 2025				Slide Policies in Force				Combined Citizens Policies Assumed during 2025 and Slide Policies in Force
Distance to Coast	Locations	TIV	Average TIV	% of Total	Locations	TIV	Average TIV	% of Total	Locations	TIV	Average TIV	% of Total
0-0.1 Miles	2,937	$725,838,033	$247,136	1.0%	2,296	$569,934,648	$248,229	0.3%	5,233	$1,295,772,681	$247,616	0.5%
0.1-0.4 Miles	6,926	2,386,645,811	344,592	3.2%	4,282	1,229,791,479	287,200	0.7%	11,208	3,616,437,290	322,666	1.4%
0.4-0.8 Miles	4,935	1,761,382,351	356,916	2.4%	3,123	1,279,909,120	409,833	0.7%	8,058	3,041,291,471	377,425	1.2%
0.8-1.5 Miles	8,800	2,828,062,242	321,371	3.8%	4,445	1,540,543,330	346,579	0.9%	13,245	4,368,605,572	329,831	1.7%
1.5-2.5 Miles	12,754	4,869,813,872	381,826	6.5%	6,259	2,883,635,249	460,718	1.6%	19,013	7,753,449,121	407,797	3.1%
2.5-3.5 Miles	15,651	5,429,661,487	346,921	7.3%	12,081	5,541,764,125	458,717	3.1%	27,732	10,971,425,612	395,623	4.3%
3.5-4.5 Miles	13,961	5,176,286,238	370,768	7.0%	15,696	7,694,464,457	490,218	4.3%	29,657	12,870,750,695	433,987	5.1%
4.5-7.5 Miles	32,160	12,258,415,077	381,170	16.5%	50,168	26,610,160,802	530,421	15.0%	82,328	38,868,575,879	472,119	15.4%
7.5+ Miles	65,513	26,943,171,502	411,265	36.2%	150,304	81,779,450,313	544,094	46.0%	215,817	108,722,621,815	503,772	43.1%
Inland	30,372	12,034,644,722	396,241	16.2%	97,936	48,823,142,609	498,521	27.4%	128,308	60,857,787,331	474,310	24.1%
	194,009	74,413,921,335	$383,559	100%	346,590	177,952,796,132	$513,439	100%	540,599	252,366,717,467	$466,828	100%

Primary and Secondary Risk Characteristics

The Company evaluates various construction characteristics when evaluating Citizens’ policies, which are important factors in mitigating loss from a hurricane event. Each of the characteristics below are important data inputs into the catastrophe modeling platform used by the Company to evaluate risk and determine reinsurance coverage and pricing. These factors are important because better construction standards perform better in catastrophe events and have lower reinsurance costs. The

Company utilizes this information to compare the overall risk profile of the Company’s policies to Citizens’ policies, and the change in risk profile when combined together.

Specifically, the Company generally evaluates the following risk characteristics when determining the Citizens policies it proposes to assume in a given period:

Primary Risk Characteristics:

•
Construction. Construction is important as it’s the elemental feature of the structure being insured. In Florida, based on management’s experience, masonry (i.e., bricks), wood frames, and reinforced concrete structures are the primary types of structures that are used in residences. Masonry is the most common building matter and is more structurally sound than wood frames. However, reinforced concrete structures are built to handle hurricanes better than both wood frame and masonry.
•
Occupancy. Understanding if the building is a single family, multi-family, condominium, or other occupancy is important to understand its vulnerability to hurricanes. In the Company’s catastrophe models, in general a single family performs better than multi-family and condominium.
•
Stories. The Company views the number of stories of a dwelling as a critical component when underwriting commercial residential or personal residential policies. If a structure is over seven stories, then the Company can make a reasonable assessment that its construction is superior and has a concrete roof deck, which is likely to perform better in a hurricane than a non-concrete roof deck. Concrete has great compressive strength and low tensile strength, therefore concrete suspended as a roof deck will always have to be reinforced for it to exist and function as intended based on the building code in effect.
•
Year Built. The year in which a dwelling was built is critical for the Company’s analysis of which policies it assumes, because it is the basis for understanding what building codes the structure was built in accordance with. There have been many updates over the years to the Florida Building Code (the “FBC”) which governs construction standards in Florida. Two important updates were in 1994 when building codes in Miami-Dade and Broward counties became more stringent following Hurricane Andrew and in 2002 when the rest of the state of Florida adopted similar codes following the 1994 updates to the FBC with respect to Miami-Dade and Broward counties. Older properties with less stringent building codes are likely to not perform as well as newer properties that have more stringent building codes.
•
Square Footage. Square footage is an important metric for the Company to consider in determining which Citizens policies to assume, as different size homes have different vulnerabilities; larger homes tend to be built better and perform better in wind events. In addition, square footage relative to Coverage A helps the Company determine if the coverage amounts are in line with replacement costs when reviewing prospective Citizens policies that may be assumed by the Company. For example, for a 5,000 square foot home with Coverage A in the amount of $250,000, the Coverage A per square foot is $50 – well below what it would cost to rebuild the property and therefore underinsured.

Secondary Risk Characteristics:

•
Year Roof Built. The year in which a roof is built is an important characteristic the Company evaluates in determining which policies to assume from Citizens. Newer roofs generally perform better in hurricanes and severe thunderstorms, thereby limiting downside risk to the Company over the course of a given insurance contract.
•
Roof Shape. The Company views roof shape as an important secondary characteristic as hip roofs perform better in hurricanes than gable roofs because they are engineered to have lower damageability during wind events.
•
Roof Deck Attachments. Roof deck attachments are an important metric for the Company because it indicates how the roof deck is attached to the roof rafters. There are numerous different roof deck attachment types based on the building code in place when a home is constructed. In addition, the size and strength of the nail that is holding the roof deck to the rafters and how far the nails are spaced apart are relevant metrics. The better the strength and closer nails are spaced, the better the roof performs in a hurricane (i.e., it is less likely to be damaged, resulting in a claim). On the other hand, weaker nails and further spacing between nails generally indicates that the roof is more likely to be damaged in a hurricane.

•
Window Protection. Window protection is an important risk characteristic because it will help to protect a home from getting wind and water intrusion into the structure’s envelope. Homes with hurricane impact glass, for example, will prevent damage better than homes with ordinary glass windows.
•
Secondary Water Resistance. Secondary water resistance is an underlayment below the roof covering designed to stop water penetration if the outer layer of the roof is damaged. This is an important risk characteristic in determining which policies to assume because roofs with secondary water resistance are engineered to reduce water penetration that can damage the structure.
•
Roof Deck. Roof deck is a key feature in the construction of flat roofs. If a roof shape is flat and not constructed with reinforced concrete slabs, it will not perform as well as ones with reinforced concrete slabs.

The following tables illustrate the primary and secondary risk characteristics with respect to the total insured value, average total insured value, and percentage of total insured value (as calculated by dividing (x) the total insured value for a given characteristic by (y) the total insured value) with respect to (i) the Citizens policies assumed by Slide during the course of 2025 as of December 31, 2024, (ii) such information with respect to Slide as of December 31, 2024 and (iii) such information on a combined basis as of December 31, 2024 for illustrative purposes. As can be seen below, the Citizens assumed policies demonstrate primary and secondary characteristics substantially similar to the Company’s historical portfolio of policies.

	As of December 31, 2024
Primary Risk Characteristics	Citizens Policies Assumed by Slide during 2025
Construction	Locations	TIV	Average TIV	% of Total
Unknown	425	$988,171,380	$2,325,109	1%
Wood Frame	35,495	14,647,383,106	412,660	20%
Masonry	149,181	57,342,192,034	384,380	77%
Reinforced Concrete	8,908	1,436,174,815	161,223	2%
Total	194,009	$74,413,921,335	$383,559	100%
Occupancy	Locations	TIV	Average TIV	% of Total
Permanent Dwelling: Single Family	164,652	$67,298,309,579	$408,731	90%
Permanent Dwelling: Multi Family	1,034	410,103,185	396,618	1%
Apartments / Condominiums	28,323	6,705,508,571	236,751	9%
Total	194,009	$74,413,921,335	$383,559	100%
Stories	Locations	TIV	Average TIV	% of Total
Unknown	387	$33,105,600	$85,544	0%
1 story	142,709	56,055,715,233	392,797	75%
2 story	34,083	13,424,811,347	393,886	18%
3 story	4,101	1,260,663,198	307,404	2%
4 to 7 stories	4,627	1,913,884,811	413,634	3%
8 or more stories	8,102	1,725,741,146	213,002	2%
Total	194,009	$74,413,921,335	$383,559	100%
Year Built	Locations	TIV	Average TIV	% of Total
Pre 1995	150,710	$55,759,401,354	$369,978	75%
1995—2001	11,669	5,339,513,287	457,581	7%
2002—2008	22,184	9,685,083,766	436,580	13%
2009 or newer	9,446	3,629,922,928	384,281	5%
Total	194,009	$74,413,921,335	$383,559	100%
Square Footage	Locations	TIV	Average TIV	% of Total
Unknown	604	$130,687,500	$216,370	0%
< 1507 sq feet	106,034	27,853,767,405	262,687	37%
1507-2507 sq feet	74,784	34,457,788,189	460,764	46%
2508-5005 sq feet	11,158	7,607,455,581	681,794	10%
5006-10010 sq feet	613	595,209,460	970,978	1%
10010 or more sq feet	816	3,769,013,200	4,618,889	5%
Total	194,009	$74,413,921,335	$383,559	100%

	As of December 31, 2024
Primary Risk Characteristics	Slide Policies in Force
Construction	PIF	TIV	Average TIV	% of Total
Unknown	582	$83,316,776	$143,156	0%
Wood Frame	68,608	37,565,300,427	547,535	21%
Masonry	268,184	137,687,756,161	513,408	77%
Reinforced Concrete	9,216	2,616,422,768	283,900	1%
Total	346,590	$177,952,796,132	$513,439	100%
Occupancy	PIF	TIV	Average TIV	% of Total
Permanent Dwelling: Single Family	304,660	$167,253,146,785	$548,983	94%
Permanent Dwelling: Multi Family	1,683	797,771,314	474,017	0%
Apartments / Condominiums	40,247	9,901,878,033	246,028	6%
Total	346,590	$177,952,796,132	$513,439	100%
Stories	PIF	TIV	Average TIV	% of Total
Unknown	2,782	$353,679,534	$127,131	0%
1 story	267,367	135,544,443,280	506,960	76%
2 story	59,550	35,621,395,115	598,176	20%
3 story	5,342	2,035,722,491	381,079	1%
4 to 7 stories	4,635	2,176,724,279	469,628	1%
8 or more stories	6,914	2,220,831,433	321,208	1%
Total	346,590	$177,952,796,132	$513,439	100%
Year Built	PIF	TIV	Average TIV	% of Total
Pre 1995	197,543	$91,474,154,293	$463,059	51%
1995—2001	48,292	27,850,145,939	576,703	16%
2002—2008	75,621	42,530,263,246	562,413	24%
2009 or newer	25,134	16,098,232,654	640,496	9%
Total	346,590	$177,952,796,132	$513,439	100%
Square Footage	PIF	TIV	Average TIV	% of Total
Unknown	778	$127,120,230	$163,394	0%
< 1507 sq feet	119,149	$35,695,345,001	$299,586	20%
1507-2507 sq feet	175,024	90,122,706,275	514,916	51%
2508-5005 sq feet	48,017	42,761,956,866	890,559	24%
5006-10010 sq feet	2,485	4,574,372,022	1,840,794	3%
10010 or more sq feet	1,137	4,671,295,738	4,108,440	3%
Total	346,590	$177,952,796,132	$513,439	100%

	As of December 31, 2024
Primary Risk Characteristics	Combined Citizens Policies Assumed during 2025 and Slide Policies in Force
Construction	PIF	TIV	Average TIV	% of Total
Unknown	1,007	$1,071,488,156	$1,064,040	0%
Wood Frame	104,103	52,212,683,533	501,548	21%
Masonry	417,365	195,029,948,195	467,289	77%
Reinforced Concrete	18,124	4,052,597,583	223,604	2%
Total	540,599	$252,366,717,467	$466,828	100%
Occupancy	PIF	TIV	Average TIV	% of Total
Permanent Dwelling: Single Family	469,312	$234,551,456,364	$499,777	93%
Permanent Dwelling: Multi Family	2,717	1,207,874,499	444,562	0%
Apartments / Condominiums	68,570	16,607,386,604	242,196	7%
Total	540,599	$252,366,717,467	$466,828	100%
Stories	PIF	TIV	Average TIV	% of Total
Unknown	3,169	$386,785,134	$122,053	0%
1 story	410,076	191,600,158,513	467,231	76%
2 story	93,633	49,046,206,462	523,813	19%
3 story	9,443	3,296,385,689	349,082	1%
4 to 7 stories	9,262	4,090,609,090	441,655	2%
8 or more stories	15,016	3,946,572,579	262,824	2%
Total	540,599	$252,366,717,467	$466,828	100%
Year Built	PIF	TIV	Average TIV	% of Total
Pre 1995	348,253	$147,233,555,647	$422,778	58%
1995—2001	59,961	33,189,659,226	553,521	13%
2002—2008	97,805	52,215,347,012	533,872	21%
2009 or newer	34,580	19,728,155,582	570,508	8%
Total	540,599	$252,366,717,467	$466,828	100%
Square Footage	PIF	TIV	Average TIV	% of Total
Unknown	1,382	$257,807,730	$186,547	0%
< 1507 sq feet	225,183	63,549,112,406	282,211	25%
1507-2507 sq feet	249,808	124,580,494,464	498,705	49%
2508-5005 sq feet	59,175	50,369,412,447	851,194	20%
5006-10010 sq feet	3,098	5,169,581,482	1,668,683	2%
10010 or more sq feet	1,953	8,440,308,938	4,321,715	3%
Total	540,599	$252,366,717,467	$466,828	100%

	As of December 31, 2024
Secondary Risk Characteristics	Citizens Policies Assumed by Slide during 2025
Roof Year Built	PIF	TIV	Average TIV	% of Total
Unknown	57,400	$16,622,234,306	$289,586	22%
0 to 5 years	54,387	23,064,513,264	424,081	31%
6 to 10 years	31,345	13,457,009,849	429,319	18%
11 to 20 years	36,079	15,189,533,877	421,008	20%
21 to 25 years	10,017	4,175,756,156	416,867	6%
26 years or older	4,781	1,904,873,883	398,426	3%
Total	194,009	$74,413,921,335	$383,559	100%
Roof Shape	PIF	TIV	Average TIV	% of Total
Unknown/Default	25,206	$6,195,396,943	$245,791	8%
Flat	124,148	48,323,618,044	389,242	65%
Gable End	10,163	4,473,151,893	440,141	6%
Hip	34,492	15,421,754,455	447,111	21%
Total	194,009	$74,413,921,335	$383,559	100%
Roof Shape	PIF	TIV	Average TIV	% of Total
Unknown/Default	25,389	$6,970,840,843	$274,561	9%
6d Nails @ 6 Spacing 12 on Center	10,643	4,165,239,802	391,360	6%
8d Nails @ 6 Spacing 12 on Center	3,168	1,216,591,404	384,025	2%
8d Nails @ 6 Spacing 6 on Center	154,809	62,061,249,286	400,889	83%
Total	194,009	$74,413,921,335	$383,559	100%
Window Protection	PIF	TIV	Average TIV	% of Total
Unknown/Default	120,980	$44,848,424,427	$370,709	60%
No Protection	438	805,549,600	1,839,154	1%
Non-Engineered Shutters	18,412	7,806,688,486	424,000	10%
Engineered Shutters	54,179	20,953,258,822	386,741	28%
Total	194,009	$74,413,921,335	$383,559	100%
Secondary Water Resistance	PIF	TIV	Average TIV	% of Total
Unknown/Default	86,833	$30,350,976,383	$349,533	41%
Secondary Water Resistance—Yes	44,352	19,317,098,168	435,541	26%
Secondary Water Resistance—No	62,824	24,745,846,784	393,892	33%
Total	194,009	$74,413,921,335	$383,559	100%
Roof Deck	PIF	TIV	Average TIV	% of Total
Unknown/Default	184,889	$71,077,646,501	$384,434	96%
Plywood	-	-	-	0%
Reinforced Concrete Slabs	9,120	3,336,274,834	365,820	4%
Total	194,009	$74,413,921,335	$383,559	100%

	As of December 31, 2024
Secondary Risk Characteristics	Slide Policies in Force
Roof Year Built	PIF	TIV	Average TIV	% of Total
Unknown	28,561	$11,076,823,685	$387,830	6%
0 to 5 years	105,433	55,072,860,695	522,349	31%
6 to 10 years	87,230	46,066,201,627	528,100	26%
11 to 20 years	81,239	44,049,848,674	542,225	25%
21 to 25 years	27,440	15,548,687,488	566,643	9%
26 years or older	16,687	6,138,373,963	367,854	3%
Total	346,590	$177,952,796,132	$513,439	100%
Roof Shape	PIF	TIV	Average TIV	% of Total
Unknown/Default	20,043	$7,901,167,239	$394,211	4%
Flat	183,926	88,745,470,853	482,506	50%
Gable End	14,045	5,094,802,605	362,748	3%
Hip	128,576	76,211,355,435	592,734	43%
Total	346,590	$177,952,796,132	$513,439	100%
Roof Shape	PIF	TIV	Average TIV	% of Total
Unknown/Default	84,955	$49,539,818,576	$583,130	28%
6d Nails @ 6 Spacing 12 on Center	36,159	17,790,537,759	492,009	10%
8d Nails @ 6 Spacing 12 on Center	4,499	2,087,856,880	464,071	1%
8d Nails @ 6 Spacing 6 on Center	220,977	108,534,582,917	491,158	61%
Total	346,590	$177,952,796,132	$513,439	100%
Window Protection	PIF	TIV	Average TIV	% of Total
Unknown/Default	231,153	$109,261,406,196	$472,680	61%
No Protection	2,402	3,931,508,700	1,636,765	2%
Non-Engineered Shutters	17,268	8,509,723,892	492,803	5%
Engineered Shutters	95,767	56,250,157,344	587,365	32%
Total	346,590	$177,952,796,132	$513,439	100%
Secondary Water Resistance	PIF	TIV	Average TIV	% of Total
Unknown/Default	217,571	$109,608,060,956	$503,781	62%
Secondary Water Resistance—Yes	97,797	54,296,554,859	555,197	31%
Secondary Water Resistance—No	31,222	14,048,180,317	449,945	8%
Total	346,590	$177,952,796,132	$513,439	100%
Roof Deck	PIF	TIV	Average TIV	% of Total
Unknown/Default	336,831	$173,764,375,592	$515,880	98%
Plywood	418	271,689,498	649,975	0%
Reinforced Concrete Slabs	9,341	3,916,731,042	419,305	2%
Total	346,590	$177,952,796,132	$513,439	100%

	As of December 31, 2024
Secondary Risk Characteristics	Combined Citizens Policies Assumed during 2025 and Slide Policies in Force
Roof Year Built	PIF	TIV	Average TIV	% of Total
Unknown	85,961	$27,699,057,991	$322,228	11%
0 to 5 years	159,820	78,137,373,959	488,909	31%
6 to 10 years	118,575	59,523,211,476	501,988	24%
11 to 20 years	117,318	59,239,382,551	504,947	23%
21 to 25 years	37,457	19,724,443,644	526,589	8%
26 years or older	21,468	8,043,247,846	374,662	3%
Total	540,599	$252,366,717,467	$466,828	100%
Roof Shape	Locations	TIV	Average TIV	% of Total
Unknown/Default	45,249	$14,096,564,182	$311,533	6%
Flat	308,074	137,069,088,897	444,923	54%
Gable End	24,208	9,567,954,498	395,239	4%
Hip	163,068	91,633,109,890	561,932	36%
Total	540,599	$252,366,717,467	$466,828	100%
Roof Deck Attachments	Locations	TIV	Average TIV	% of Total
Unknown/Default	110,344	$56,510,659,419	$512,132	22%
6d Nails @ 6 Spacing 12 on Center	46,802	21,955,777,561	469,120	9%
8d Nails @ 6 Spacing 12 on Center	7,667	3,304,448,284	430,996	1%
8d Nails @ 6 Spacing 6 on Center	375,786	170,595,832,203	453,971	68%
Total	540,599	$252,366,717,467	$466,828	100%
Window Protection	Locations	TIV	Average TIV	% of Total
Unknown/Default	352,133	$154,109,830,623	$437,647	61%
No Protection	2,840	4,737,058,300	1,667,978	2%
Non-Engineered Shutters	35,680	16,316,412,378	457,299	6%
Engineered Shutters	149,946	77,203,416,166	514,875	31%
Total	540,599	$252,366,717,467	$466,828	100%
Secondary Water Resistance	Locations	TIV	Average TIV	% of Total
Unknown/Default	304,404	$139,959,037,339	$459,781	55%
Secondary Water Resistance—Yes	142,149	73,613,653,027	517,863	29%
Secondary Water Resistance—No	94,046	38,794,027,101	412,501	15%
Total	540,599	$252,366,717,467	$466,828	100%
Roof Deck	Locations	TIV	Average TIV	% of Total
Unknown/Default	521,720	$244,842,022,093	$469,298	97%
Plywood	418	271,689,498	$649,975	0%
Reinforced Concrete Slabs	18,461	7,253,005,876	392,883	3%
Total	540,599	$252,366,717,467	$466,828	100%

Non-Hurricane Prior Loss History

The Company also evaluates non-hurricane prior loss history in connection with the policies it assumes from Citizens. Slide does not assume policies from Citizens that have more than two non-hurricane losses because it believes that they will not perform well in the future. As illustrated by the table below, the total number of non-hurricane claims on Citizens policies assumed by the Company in 2025 is not material, as the Company assumed 194,009 policies from Citizens during the year. In other words, less than 2% of the Citizens policies assumed by the Company had any reported non-hurricane losses. The tables below summarizes the number of claims to Citizens by year of loss, prior to assumption by the Company in 2025 with respect to both personal residential and commercial residential policies assumed by the Company as well as the causes of such claims for the periods presented.

Reported Non-Hurricane Claims Count by Date of Loss	2025	2024	2023	2022	2021	2020
Personal Residential	3,758	11,201	7,992	5,997	2,511	-
Commercial Residential	1	7	-	-	1	-
Total	3,759	11,208	7,992	5,997	2,512	0

Personal Residential Claims Count by Cause of Loss
Water Damage - Non Weather Related	15,716
Wind	4,883
Water Damage - Weather Related	4,637
Hail	1,302
All Other Physical Damage	1,181
Remaining	3,740
Total	31,459

Commercial Residential Claims Count by Cause of Loss
Tree Damage	2
Water Damage	6
Lightning	1
Total	9

Hurricane Losses

The Company does not evaluate hurricane loss history as a relevant factor in determining which policies it assumes from Citizens. Among other reasons, Citizens is not required to have a reinsurance program comparable to that of a private, rated insurance company such as the Company which makes the impact of hurricane losses vastly different as between Citizens and the Company. The Company, to meet requirements of FLOIR and Demotech, purchases a reinsurance program to a minimum of the 130-year return period for the first event, and to a minimum of 50-year return period for the second event. Citizens is not required by FLOIR or any rating agency to purchase any reinsurance to any return period, and only purchased a program for a 100-year return period for the first event in 2025. For its reinsurance program that came into effect on June 1, 2025, SIC purchased $2.5 billion of reinsurance coverage with no retention, whereas, based on estimates by the Company’s management, Citizens’ retention was approximately $5.0 billion. An example of the impact of these differing reinsurance programs can be seen in the comparative impact of Hurricanes Debby, Helene and Milton to Citizens and the Company in the year ended December 31, 2024. Those hurricanes produced a pretax loss of $87.9 million for the Company, whereas based on management’s review of publicly available data, Citizens’ retained loss was approximately $1 billion.

Differences in Citizens’ and Slide’s Policy Performance

As mentioned above, Citizens was created by the Florida Legislature in August 2002 as a not-for-profit, tax-exempt, government entity to provide property insurance to eligible Florida property owners unable to find insurance coverage in the private market. By definition, as an insurer of last resort for customers that cannot find coverage in the private market, the rates and coverage of Citizens’ policies are different from what a private insurer such as the Company would offer. Similarly, the rates and coverage are different from the terms the policies assumed by the Company will have when they renew. All of the policies selected by the Company are annual policies which are rewritten at the Company’s rates using the Company’s coverage and forms within a year. Because it is a governmental entity and insurer of last resort in the state of Florida, the coverage offered by Citizens is more constrained than what the Company can offer by operation of Florida law, and therefore the loss experience of Citizens policies is vastly different to what the Company experiences. For example:

•
The Company insures properties up to $10 million in coverage, whereas the maximum coverage for Citizens policies is $700,000 for “Coverage A” (which, in the P&C insurance industry, refers to coverage of dwellings and physical structures) in the majority of Florida (with the exception of Miami- Dade and Monroe counties, where the maximum is $1 million);
•
The Company offers personal liability insurance up to $500,000, whereas Citizens can only offer up to $100,000;

•
The Company offers medical payments coverage up to $5,000, whereas Citizens can only offer up to $2,000;
•
The Company can offer personal property coverage up to 75% of the fair value of the underlying asset, whereas Citizen can only offer up to 50% of the fair value;
•
The Company can offer policies to homeowners in a flood zone and not require flood insurance, whereas Citizens requires flood insurance for any owner-occupied single-family homes and townhouses, as well as non-occupied rental properties located in a high-risk flood zone; and
•
The Company can offer coverage on screen enclosures (both frame and mesh), solar panels, animal liabilities, equipment breakdowns and personal property, whereas Citizens does not offer any coverage for these liabilities.

Changes in coverage affect both the net earned premium and the net loss ratio. As a result of coverage changes and the Company’s different rate schedule, the average premium on Citizens personal residential policies assumed during 2025 that were renewed during 2025 increased by 16%. However, the Company does not have access to Citizens’ loss ratios by peril or coverage type. Accordingly, the Company cannot compare the financial impact of these differences in coverage by Citizens as compared to the Company’s offerings. In addition, Citizens is not required to have a reinsurance program comparable to that of a private, rated insurance company. Given that reinsurance costs in coastal areas commonly range from 30-40% of underwritten gross premiums according to management’s estimates, Citizens’ rates are often lower than in the voluntary marketplace, resulting in lower average premiums in force. For example, Citizens’ average premium for personal residential policies in force was $3,676 as of December 31, 2024, whereas the Company’s average premium for personal residential policies in force as of December 31, 2024 was $3,924, a difference of approximately 6.7%.

Reserves

We maintain loss and loss adjustment expense (“LAE”) reserves to cover estimated liabilities for all specific claims reported and unreported claims that have been incurred but not yet reported (“IBNR”). The reserves are estimates based on actuarial projections and the expected ultimate cost to settle and administer each claim and our ultimate liability may be greater or less than the current reserves. Our reserves estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions and facts and circumstances known at the time and are subject to significant uncertainty. The reserves are maintained net of estimated related salvage and subrogation recoverables and reinsurance recoverables.

Once a claim is reported, we establish a case reserve for the estimated amount of the expected payment after an appropriate assessment of coverage, damages and any additional investigation needed, including information received from the claims adjuster. Our estimate is based on general insurance reserving practices and on the experience and knowledge of our claim adjusters regarding the nature and value of the specific type of claim. We periodically adjust case reserves based on subsequent developments associated with each claim.

IBNR reserves are established in accordance with industry practice to provide for the estimated amount of future loss and LAE payments on incurred claims that have not yet been reported to us as well as potential development on reported claims. IBNR reserves are estimated based on generally accepted actuarial reserving techniques that consider quantitative loss experience data and additional qualitative factors.

We take a conservative approach to loss reserves. We review loss reserves at least on a monthly basis using a variety of forecasting techniques that consider paid and incurred loss and LAE and reported claim counts. We update the reserve estimates as historical loss experience develops, additional claims are reported or settled and new information becomes available.

During the year ended December 31, 2025, our net incurred losses and LAE for accident years 2023 and 2024 developed favorably by $81.8 million. This favorable development was driven by a better than expected claims experience and lower loss adjustment expenses in our Florida residential policies. The following table illustrates, as of December 31, 2025, development of the estimated liability for losses and loss adjustment expenses from March 1, 2022 through December 31, 2024.

Period ended December 31, 2025
(Dollars in thousands)
Original estimated losses and loss adjustment expense	$666,047
Re-estimated losses and loss adjustment expense one year later	584,198
Cumulative redundancy (deficiency)	81,848
Net premiums earned	1,079,528

Investments

We maintain a conservative investment portfolio. Our investment policy aims to balance current yield, conservation of capital and the need to meet our liquidity requirements. We hold a well-diversified investment portfolio that is compliant with Florida statutes and emphasizes quality assets and preservation of capital. Our asset allocation strategy focuses on maintaining sufficient readily available funds to pay claims and expenses. We hold 100% of our assets in high quality fixed income assets and cash. Our bond portfolio has a weighted average rating of AA- and duration of 3.52 years.

Our investment portfolio is managed by a third-party investment management firm, BlackRock. BlackRock is a leading provider of investment, advisory and risk management solutions globally with $11.6 trillion of AUM, as of December 31, 2025. We regularly monitor our investment risk to balance our goals of capital preservation, income generation and the liquidity needs of our Company. Our investment policy and guidelines consider our investment approach, which seeks to build a high-quality portfolio while preserving capital and meeting our liquidity needs. The Investment Committee of SIC reviews and approves our investment policy and strategy. This committee meets on a regular basis to review and consider investment activities, tactics and new investment opportunities as they arise.

The securities in our investment portfolio are classified as “available for sale” and are carried at fair value with unrealized gains and losses on these securities reported net of tax as a separate component of accumulated other comprehensive income (loss). Fair value represents quoted market prices traded in the public market. For those securities with unrealized losses, we intend to hold them until maturity or the point of unrealized gain.

As of December 31, 2025 we held $1,201 million in unrestricted cash and cash equivalents and $589.7 million in fixed income securities. We do not hold any equities, derivative, or alternative investments, other than interest rate swap agreements hedging exposure under our Credit Facility. A summary of our investment portfolio at December 31, 2025 is as follows:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Yield
U.S. government and agencies	$155,600	$2,011	$(36)	$157,575	3.66%
States, municipalities and political subdivisions	$203,485	$3,948	$(159)	$207,274	4.02%
Corporate Bonds	$171,501	$3,689	$(183)	$175,007	4.46%
Asset-Backed Securities	$49,536	$333	$(5)	$49,864	4.84%
Total	$580,122	$9,981	$(383)	$589,720

Competition

In general, the P&C insurance market is highly competitive, and we face competition from national and regional insurers. For example, in Florida, more than 350 companies are authorized to underwrite homeowners insurance. Some of our competitors have greater financial, marketing and management resources and experience than we do. However, we believe we have a significant technological advantage that allows us to assess, manage and price risk for individual and bulk policy acquisitions. Our technology is built to estimate future costs of policies and compare it back to our base rates to better understand profitability in real time on an individual risk basis and to assess large and/or bulk transactions. This technology permits us to only select policies that we believe to be profitable based on future reinsurance and AOP costs. We may also compete with new market entrants in the future. Competition is based on many factors, including the reputation and experience of the insurer, coverages and services offered, pricing and other terms and conditions, speed of claims payment, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

Ratings

Our insurance subsidiaries are eligible to be rated by a third-party rating agency, Demotech, Inc. (“Demotech”). Demotech’s rating process provides an objective baseline for assessing the solvency of an insurer which in turn provides insight into changes in an insurer’s financial stability. Our insurance subsidiaries have received a Demotech Financial Stability Rating of “A” for Exceptional financial stability. The Financial Stability Ratings given by Demotech serve to summarize Demotech’s opinion as to the relative ability of insurers to survive a downturn in general economic conditions as well as a downturn in the underwriting cycle and should not be interpreted as (and are not intended to serve as) an assessment of an insurer’s securities or a recommendation to buy, sell or hold an insurer’s securities. Our insurance subsidiaries do not currently have a rating from AM Best, and we do not currently intend to seek a rating from AM Best. We will continue to rely on our rating from Demotech, which management believes is in line with market practice with our competitors in the specialty homeowners and commercial residential insurance market in which we operate. Among other things, in order to receive a satisfactory rating from AM Best, we would be required to forgo certain revenues and efficiency of size.

Government Regulation

The insurance industry is extensively regulated. SIC and SSIC are subject to the laws and regulations of their domiciliary states, Florida and Rhode Island respectively, and each additional state in which they are licensed to transact insurance business, New Hampshire, New Jersey, New York, and South Carolina. SIC and SSIC would also be subject to the laws and regulations of any other state where we may seek to do business in the future.

Florida and Rhode Island

Florida and Rhode Island’s insurance regulatory regime provides for regulation of virtually all aspects of our business. Similar to other states, Florida and Rhode Island, have adopted several model laws and regulations as promulgated by the NAIC. State statutes and administrative rules generally require each insurance company that is part of a holding company system to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends and consolidated tax allocation agreements. Importantly, regulated insurance companies, such as SIC and SSIC, are subject to statutory accounting requirements that are promulgated by the NAIC and adopted by the individual states. As part of such financial regulation, SIC and SSIC are required to file quarterly and audited annual financial statements with the regulator in their state of domicile, FLOIR or RIDBR. In many instances, Florida’s and Rhode Island’s insurance laws and regulations may be even more stringent than those promulgated by the NAIC or other states.

We are also subject to consent orders setting conditions for FLOIR’s approval of the Citizens assumption transactions in which we have participated. We are required by consent order to comply with the assumption agreements entered into with Citizens at the time of each assumption transaction, which requires that for the assumed policies, we must offer to renew each policy for a minimum of three years provided the policy satisfies our underwriting guidelines. We are in full compliance with all consent orders issued with regard to Citizens’ depopulation program.

As the ultimate parent company of SIC and SSIC, we are also subject to certain Florida and Rhode Island insurance laws governing insurance holding company systems. These laws, among other things, (i) require us to file periodic information with the FLOIR and RIDBR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between SIC or SSIC and any affiliates, including the amount of dividends and other distributions that SIC or SSIC may pay, the terms of surplus notes and amounts that our affiliates can charge SIC and SSIC for services such as policy administration and claims administration and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval.

Additional Regulatory Requirements

Additionally, we are subject to regulations administered by a department of insurance in each state in which we do business. Currently, SIC only writes insurance on an admitted basis in Florida and South Carolina and does not conduct business in other states and SSIC is not actively writing insurance in any states. These regulations relate to, among other things, policyholder notifications, premium limits relative to surplus, reinsurance requirements, participation in guaranty funds, business and claims practices, approval of policy forms and rates, solvency standards, licensing requirements, investment restrictions, limitations on dividends and affiliate transactions, single-policy risk limits, policyholder deposit requirements, accounting methods, regular examinations of the Company, financial record requirements, and reserve requirements.

FLOIR, RIDBR, and regulators in other jurisdictions where we may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. In accordance with guidelines promulgated by the NAIC and adopted under applicable state law, insurance companies are generally subject to a financial examination by their domiciliary state insurance department at least once every five years. However, FLOIR and RIDBR also have discretional authority to conduct an examination whenever it is deemed appropriate. These regulatory authorities also conduct periodic examinations into insurers’ business practices. Additionally, as an insurance company operating in Florida, SIC is subject to assessments levied by Citizens, the Florida Insurance Guaranty Association, and the FHCF.

Further, all states require licensure and regulatory approval prior to the marketing of insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, rates, and forms, the character of its officers and directors and other of its financial and non-financial aspects. The regulatory authorities may prevent entry into a new market by not granting a license. In addition, regulatory authorities may preclude or delay our entry into markets by disapproving or withholding approval of our product filings.

From time to time, regulatory and legislative bodies in Florida Rhode Island, and other states have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events, and insurance capacity and pricing. These regulations, which are often temporary in nature, (i) restrict certain policy non-renewals or cancellations and require advance notice of certain policy non-renewals and (ii) from a practical standpoint, limit or delay rate changes for a specified period during or after a catastrophe event. Most states, including Florida and Rhode Island also have insurance laws requiring that rate schedules and other information be filed for review by the insurance regulatory authority. The insurance regulatory authority may disapprove a rate filing if it finds that the proposed rates would be inadequate, excessive, or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by many factors including class of business, hazard covered, risk location and size of risk.

Human Capital Management

As of December 31, 2025, we had 504 full-time employees. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement. We believe that our employee relationships are good, and we continue to explore opportunities to hire highly qualified insurance experts to expand our employee base and decrease our reliance on any individual employees.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property, which includes our proprietary algorithm for our reinsurance program. We generally enter into confidentiality agreements and invention assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information and intellectual property.

As of December 31, 2025, we did not own any U.S. or foreign patents and do not have any U.S. or foreign patent applications pending. As of December 31, 2025, we hold one registered U.S. copyright, three registered trademarks, seven pending U.S. trademark applications and no pending foreign trademark applications, and have no registered U.S. trademarks and no registered foreign trademarks. We regard our trademarks as valuable assets in marketing our products and services, and have and will continue to use commercially reasonable efforts to protect our trademarks against infringement. We continually review our development efforts to assess the existence and patentability of new intellectual property.

Intellectual property laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. Additionally, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, see “Risk Factors— Risks Relating to Our Intellectual Property and Data Privacy.”

Available Information

Our internet website address is www.slideinsurance.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and proxy statements for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC. The SEC also makes available at www.sec.gov reports, proxy and information statements and other information filed by issuers with the SEC, such as the Company. Our website is not incorporated by reference into this annual report on Form 10-K (“Report”).

Item 1A. Risk Factors.

Our business is subject to a number of risks, including those described below, which could have a material effect on our results of operations, financial condition or liquidity and could cause our operating results to vary significantly from period to period.

Risks Relating to Our Business

We have a limited operating history, and our business and future prospects are difficult to evaluate.

We began operations in March 2021 and wrote our first policy on March 1, 2022. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend financial and other resources on marketing and advertising as part of our strategy to increase our customer base, which can result in expenses that exceed the related revenue generated in any given year. In addition, we expect to continue to increase our headcount significantly in the coming years. We may generate a net loss in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower a net loss or maintain profitable operations. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. The foregoing factors could materially and adversely affect our profitability.

In addition, a substantial portion of our historical revenue has been generated from policies assumed from Citizens Property Insurance Corporation (“Citizens”), created by the Florida legislature in 2002 as not-for-profit, tax-exempt, government entity to provide property insurance to eligible Florida property owners unable to find insurance coverage in the private market, as well as our acquisition of policies from several Florida insurance companies and subsequent renewals of these policies. Our ability to participate in this program is subject to a variety of factors, including continuation of the program. There can be no assurance that Citizens will decide to continue the depopulation program for a significant period of time, or at all. Part of our ability to grow our premium base may depend upon the availability of future policy assumptions and acquisitions upon acceptable terms. We cannot provide assurance that such opportunities will increase in the future.

Our success and ability to grow our business depends on retaining and expanding our customer base. If we fail to add new customers or retain current customers, our business, results of operations and financial condition could be harmed.

We believe that the growth of our business and revenues depends upon our ability to retain our existing customers and add new customers in our current geographic markets and in the markets in which we expand. While we have experienced significant customer growth since we commenced operations, we may not be able to maintain this growth and our customer base could shrink over time. Our ability to attract new customers and retain existing customers depends on our ability to continue providing positive insurance-buying and claims-filing customer experiences, competitive pricing and adequate insurance coverage. In order to maintain this reputation, we may be required to incur significantly higher marketing expenses, costs related to improving our service, and lower margins in order to attract new customers and retain existing customers. If we fail to remain competitive on customer experience, pricing and insurance coverage options, our ability to grow our business and generate revenue by attracting and retaining customers may be adversely affected.

There are many factors that could negatively affect our ability to grow our customer base, including but not limited to if:

•
potential customers in a particular marketplace generally do not meet our underwriting guidelines;
•
we lose customers to new market entrants and/or existing competitors;
•
we do not obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as line, form, underwriting and rating approvals) or such approvals contain conditions that impose restrictions on our operations (such as limitations on growth);
•
we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•
we fail to offer competitive products;
•
Business disruptions, technical or other problems frustrate the customer experience or other processes;
•
we are unable to address customer concerns;

If we fail to overcome these potential challenges, they could impair our ability to attract new customers and retain existing customers, and could have a material adverse effect on our business, results of operations and financial condition.

The “Slide” brand may not become as widely known as incumbents’ brands or the brand may become tarnished.

Many of our competitors have brands that are well recognized. As a relatively new entrant into the insurance market, we have spent considerable money and other resources to create brand awareness and build our reputation.

We may not be able to build additional brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. There are many factors that, whether valid or not, could diminish confidence in our brand, which could adversely affect our reputation, business, results of operations and financial condition, including, but not limited to:

•
complaints or negative publicity about our business practices;
•
our marketing and advertising campaigns;
•
our compliance with applicable laws and regulations;
•
the integrity of the data that we provide to customers or business partners;
•
data privacy and security issues;
•
business practices or adverse financial developments;
•
perceptions of our corporate governance or social responsibility;
•
the conduct of our officers or employees;
•
the actions of a significant customer or other business with which we do business; or
•
other aspects of our business.

As we expand our product offerings and enter new markets, we must continue to establish our reputation in an expanded marketplace, and to the extent we are not successful in this endeavor, our business, results of operations and financial condition could be adversely affected. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, results of operations and financial condition. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

The negative impacts of these or other events may be aggravated as consumers and other stakeholders increase their expectations regarding corporate conduct and responsibility. These impacts may be further complicated by the fact that their perceptions are formed through rapid and broad interactions using modern communication and social media tools over which we have no control. Any such event could decrease demand for our products, reduce our ability to recruit and retain employees and lead to greater regulatory scrutiny of our businesses.

A failure to establish accurate reserves, a failure to adjust claims accurately, the denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, results of operations and financial condition.

We must accurately and timely evaluate and pay claims that are made under our policies, including establishing accurate reserves. Many factors affect our ability to pay claims accurately and timely and establish accurate reserves, including, but not limited to, the efficacy of our claims processing software, the training and experience of our claims adjusters and third-party claims administrators and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.

The speed by which we process and pay claims is a differentiating factor for our business and an increase in the average time to process claims could undermine our reputation and position in the insurance marketplace.

Any failure to pay claims accurately or timely, whether or not such allegations are accurate, could also lead to regulatory and administrative actions or material litigation, or result in damage to our reputation, any one of which could materially and adversely affect our business, results of operations and financial condition.

If our claims adjusters or third-party claims administrators are unable to effectively process our volume of our customers’ claims, our ability to grow our business while maintaining high levels of customer satisfaction could be compromised, which in turn, could adversely affect our business, results of operations and financial condition.

Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our business, results of operations and financial condition.

Our financial condition and results of operations depend on our ability to accurately assess potential losses and loss adjustment expenses under the terms of the policies we underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In our industry, there is always the risk that reserves may prove inadequate as it is possible for us to underestimate the cost of claims and claims administration. We regularly monitor and evaluate loss and loss adjustment expense reserve development to determine reserve adequacy.

If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we would be required to increase reserves, which may negatively affect our net income and shareholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing customers. Ultimately, losses may vary materially from current loss reserves which could have a material, adverse effect on our future financial condition, results of operations and cash flows.

Our success depends on our ability to accurately price the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, reinsurance costs and underwriting expenses and to earn a profit. Our ability to successfully perform these tasks, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including, but not limited to:

•
the availability of sufficient reliable data and our ability to properly analyze available data;
•
regulatory delays in approving filed rate changes;
•
the uncertainties that inherently characterize estimates and assumptions;
•
our selection and application of appropriate rating and pricing techniques;
•
changes in legal standards, claim resolution practices and restoration costs; and
•
legislatively imposed consumer initiatives.

In addition, we could underprice risks, which would negatively affect our profit margins. We could also overprice risks, which could reduce the number of policies we write and our competitiveness. In either event, our profitability could be materially and adversely affected.

Our ability to compete in the property and casualty insurance industry and our ability to expand our business is partially dependent on us maintaining our ratings

SIC and SSIC currently have a Financial Stability Rating (“FSR”) of A, Exceptional from Demotech, Inc. (“Demotech”), a financial analysis firm that provides FSRs and consulting services for property and casualty insurance companies and title underwriters. Demotech provides financial stability ratings to insurance companies of all sizes. When providing a rating, Demotech evaluates total assets, liabilities, revenues and expenses, working capital, administrative expenses, net income, surplus, receivables, amount of business written, industry focus and business model, among others. Below is Demotech’s rating scale:

•
A” (A Double Prime), Unsurpassed: 100% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
•
A’ (A Prime), Unsurpassed: 99% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
•
A, Exceptional: 97% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
•
S, Substantial: 95% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment;
•
M, Moderate: 90% of insurers with this rating are expected to have a positive surplus at least 18 months from the initial date of rating assignment; and

•
L, Licensed: These companies have been assessed but have not been given one of the financial strength ratings listed above.

While our Demotech rating has proved satisfactory to date, we cannot assure that this rating will remain at its current level. Furthermore, we do not currently have a rating from AM Best Company, a U.S.-based credit rating agency (“AM Best”). It is possible that some prospective customers may be reluctant to do business with a company that is not rated by AM Best and not having an AM Best rating may prevent us from expanding our business or limit our access to credit from certain financial institutions, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.

We may pursue opportunities to participate in Citizens’ take-out program and directly assume policies issued by Citizens to policyholders who were otherwise unable to obtain private insurance. Take-out opportunities are subject to a number of timing and execution risks, and we may fail to participate in Citizens’ take-out programs on terms that are ultimately profitable to us, or at all. If we are unable to expand our product offerings, our prospects for future growth may be adversely affected.

Our ability to attract and retain customers and therefore increase our revenue may depend, in part, on our ability to successfully expand our product offerings. We have historically concentrated our efforts on homeowners and, beginning in the fourth quarter of 2024, commercial residential insurance markets in order to achieve our long-term goals. Our success in the homeowners and commercial residential insurance market depends on our deep understanding of this industry. Developing this level of understanding in other markets may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings. Additionally, any new insurance products could take time to be approved by regulatory authorities or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our business, results of operations and financial condition could be materially and adversely affected. In addition, our decision to expand our insurance product offerings beyond the homeowners and commercial residential insurance market would subject us to additional regulatory requirements specific to such insurance products, which, in turn, could require us to incur additional costs or devote additional resources to compliance.

Competition in the segments of the insurance industry in which we operate could negatively affect our ability to attain or increase profitability.

The homeowners and commercial residential insurance markets, particularly in Florida and South Carolina where we currently operate as an admitted carrier, are highly competitive. Some of our competitors have substantially greater financial resources, higher financial ratings, greater name recognition, broader access to capital, more extensive agency networks, and the ability to offer bundled products. These competitors may have some significant advantages over us, and as we pursue expansion into additional states, potentially on both admitted and non-admitted bases, we expect to face competition from established insurers already operating in those markets. Moreover, as we introduce new insurance products or lines of business beyond our current homeowners and commercial residential focus, we expect to encounter competition from carriers with established positions in those areas, and any such new products may require months for regulatory approval or may not be approved at all.

We also face emerging competition from technology-driven companies and entrants that have begun operating in adjacent insurance categories and may expand into homeowners and commercial residential products, potentially offering more competitive pricing, innovative distribution, or advanced claims processing capabilities that could erode any advantages we have developed through our technology platform. Traditional insurers may similarly adapt by incorporating similar technologies, leveraging their greater scale and resources to further intensify competition. There can be no assurance that we will continue to compete successfully in the jurisdictions where we operate or into which we may expand. Increased competition could lead to pricing pressure, reduced premium adequacy, challenges in retaining existing business or underwriting new policies on favorable terms, shifts in supply and demand dynamics, or difficulties in maintaining relationships with customers, agents, and other third-party partners. Any failure to compete effectively could materially and adversely affect our business, results of operations, and financial condition.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.

We rely on reinsurance to manage our exposure to property and casualty risks, particularly catastrophic events such as hurricanes in Florida, where we conduct a significant portion of our business. Reinsurance does not relieve us of our primary liability to policyholders for covered losses, and we remain obligated to pay claims even if our reinsurers fail to perform. As a result, we are exposed to counterparty credit risk, including the possibilities that one or more reinsurers become financially impaired, are unable or unwilling to pay claims timely or at all, dispute coverage under the treaties, or experience downgrades in financial strength ratings. Disputes with reinsurers can be lengthy, expensive, and uncertain in outcome. Our reinsurance treaties are subject to fixed terms, liability caps, reinstatement provisions, and severable liability among reinsurers. Certain treaties may not extend to mandatory renewals of policies under state law or may not provide coverage for non-cancellable or non-renewable policies in a way that fully protects us. As of June 1, 2025, our program included substantial coverage in first-event private catastrophe excess of loss reinsurance with specified reinstatement limits, Florida Hurricane Catastrophe Fund coverage, multiple layers of excess per risk and facultative reinsurance for homeowners and commercial residential policies, and collateralized arrangements through our captive reinsurer. All rated reinsurers maintain A.M. Best ratings of "A-" or better, and we have contractual rights to replace any reinsurer whose rating falls below this threshold, though replacement could involve significant additional costs.

As of June 1, 2025, we had:

•
approximately $1.52 billion in first-event private catastrophe excess of loss reinsurance, which provides protection for a 1-in-143-year first-event loss as of September 30, 2025; of this approximately $1.52 billion limit, $588 million reinstates one time and 70% of $50 million reinstates two times;
•
FHCF reinsurance, which provides SIC coverage for a catastrophe occurrence where losses exceed $557 million. The coverage provided is 90% of losses, up to a $943.1 million limit, in excess of the $557 million triggering threshold. This reinsurance coverage does not reinstate after a triggering event;
•
“excess per risk” reinsurance coverage provides four layers of excess coverage for homeowners. The first excess layer provides $300,000 limit of loss coverage in excess of SIC’s “per risk” retention limit of $700,000 for any loss occurrence excluding a Named Wind occurrence. The second excess layer provides $1,000,000 limit of loss coverage in excess of $1,000,000 “per risk” retention. The third excess layer provides $1,000,000 limit of loss coverage in excess of $2,000,000 “per risk” retention. The fourth excess layer provides $2,000,000 limit of loss coverage in excess of $3,000,000 “per risk” retention. This agreement provides for unlimited reinstatements for the first excess layer, four reinstatements for the second excess layer, two reinstatements for the third excess layer, and one reinstatement for the fourth excess layer during the treaty period. Reinsurance coverage provides three layers of excess coverage for commercial residential. The first excess layer provides $1,000,000 limit of loss coverage in excess of SIC’s “per risk” retention limit of $1,000,000 for any loss occurrence excluding a Named Wind occurrence. The second excess layer provides $3,000,000 limit of loss coverage in excess of $2,000,000 “per risk” retention. The third excess layer provides $5,000,000 limit of loss coverage in excess of $5,000,000 “per risk” retention; and
•
“facultative” reinsurance coverage provides coverage above the “excess per risk” agreement of $7 million limit of loss coverage in excess of $5 million “per risk” for any loss occurrence excluding a Named Wind occurrence for homeowners. Reinsurance coverage provides coverage above the “excess per risk” agreement of $50 million limit of loss coverage in excess of $10 million “per risk” for any loss occurrence excluding a Named Wind occurrence for commercial residential.

The availability, cost, and terms of reinsurance are subject to market conditions and factors beyond our control, including prior catastrophe losses, changes in capital market capacity, regulatory developments, and perceived risk in high-exposure areas like Florida. Our current catastrophe reinsurance agreements excluding catastrophe bonds expire on May 31, 2026, with catastrophe bonds maturing between April 24, 2026, and June 1, 2028; other agreements are continuous or expire on specified dates such as November 1, 2026. We may be unable to renew or replace expiring treaties on comparable terms, limits, or pricing, or at all, which could force us to retain more risk, reduce underwriting volume, or incur higher reinsurance costs that pressure profitability until premium rates can be adjusted, subject to regulatory approval. If reinsurance becomes unavailable or unaffordable at acceptable levels, we may face increased net retained exposures to catastrophes or other losses, potentially leading to greater volatility in results, reduced capacity to write new or renewal business, or a downgrade in our financial stability rating, any of which could materially and adversely affect our business, results of operations, financial condition, and ability to continue as a going concern. We may also alter our reinsurance structure in the future, which could impact our overall risk profile and capital position.

Failure to maintain our risk-based capital at the required levels could adversely affect the ability of SIC and SSIC to maintain regulatory authority to conduct our business.

We are required to have sufficient capital and surplus in order to comply with insurance regulatory requirements, support our business operations and minimize our risk of insolvency. Failure to maintain adequate risk-based capital at the required levels could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.

Failure to maintain our financial strength ratings could adversely affect SIC's and SSIC's competitive position in the insurance industry and its ability to conduct our business as currently conducted.

Financial strength ratings are an important factor in evaluating and establishing the competitive position of insurance companies. These ratings represent the independent opinion of an insurer’s financial strength, operating performance and ability to meet policyholder obligations. Higher ratings generally indicate greater financial stability and a stronger ability to meet ongoing obligations to policyholders. Rating agencies could downgrade or change the outlook on ratings due to:

•
changes in the financial profile of one of our insurance companies;
•
changes in a rating agency’s determination of the amount of capital required to maintain a particular rating; or
•
increases in the perceived risk of our investment portfolio, a reduced confidence in management or our business strategy, or other considerations that may or may not be under our control.

A downgrade in our financial strength ratings, such as those provided by Demotech, Inc., could materially and adversely affect our business. Such a downgrade may reduce our competitiveness in the marketplace, impair our ability to attract new customers or retain existing policyholders, limit the marketability of our insurance products, decrease sales volumes, and increase the cost or restrict our access to capital markets and other sources of liquidity, including borrowings. In addition, a significant downgrade could trigger regulatory scrutiny or intervention, potentially leading to supervision, rehabilitation, or liquidation proceedings for our insurance carrier subsidiary, which would have a severe adverse impact on our results of operations, financial condition, and ability to continue as a going concern.

The establishment and maintenance of adequate premium rates are critical to our profitability, yet involve significant uncertainties and risks. Premiums are set at policy inception, before all underlying costs are fully known, and we rely on estimates, actuarial projections, historical data including customer interactions analyzed through our proprietary technology, competitive assessments, and assumptions regarding future trends in loss frequency and severity, inflation, investment yields, and other factors to determine rates across multiple risk tiers and geographic markets. If we fail to accurately assess risks, collect and analyze sufficient reliable data, develop and apply appropriate pricing models, monitor emerging trends, or account for regulatory constraints, competitive dynamics, litigation outcomes, legislative changes, or other uncertainties, we may underprice policies and fail to generate sufficient revenue to cover losses, expenses, and other obligations, resulting in underwriting losses and erosion of capital. Conversely, overpricing could reduce our competitiveness, leading to lower new business production, higher non-renewal rates, and decreased premium volume. State insurance regulations may further limit our ability to non-renew policies, cancel coverage, or implement timely rate increases in response to adverse loss experience or changing conditions, potentially requiring us to retain unprofitable business or incur higher reinsurance or other costs. Any material inaccuracies in our pricing methodology or inability to adjust rates effectively could result in adverse selection, increased loss ratios, reduced profitability, and a material adverse effect on our business, results of operations, and financial condition.

Retention of business written by our subsidiary could expose us to potential losses.

We retain risk for our own account on business underwritten by our insurance company subsidiary. The determination to reduce the amount of reinsurance we purchase, or not to purchase reinsurance for a particular risk, customer segment or niche is based on a variety of factors, including market conditions, pricing, availability of reinsurance, our capital levels and loss experience. Retention increases our financial exposure to losses and significant losses could have a material adverse effect on our business, results of operations and financial condition.

Our future success may be materially affected by our ability to continue to develop and implement our technology, and to maintain the confidentiality of this technology.

Our business is characterized by rapidly changing technologies and evolving industry standards. Our future success may depend, in part, on our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products, which will require the investment of significant financial resources. We may not be able to successfully identify new opportunities and may not have the necessary financial resources to develop new products and services and technologies in a timely or cost-effective manner. Furthermore, the need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products and services or technologies.

Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology, or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations and financial condition.

We rely on our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support and improving business processes, and any legal or regulatory requirements that restrict our ability to collect this data could thus materially and adversely affect our business, results of operations and financial condition.

We use our digital platform to collect data that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support and improving business processes. If federal, state or international regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against some groups of people, laws and regulations could be interpreted or implemented to prohibit or restrict our collection or use of this data.

State regulators may issue regulations or pass legislation imposing requirements on the collection, use and disclosure of data, external data sources, algorithms and/or predictive models in insurance underwriting or rating, including to address concerns about the potential for unfair discrimination and lack of consumer transparency associated with the use of consumer data. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact our business, including the integrity of our pricing and underwriting processes. A determination by federal or state regulators that the data points we collect and the process we use for collecting this data unfairly discriminates against some groups of people could also subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, results of operations and financial condition, and make it harder for us to be profitable over time. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our artificial intelligence and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.

We undertake advertising campaigns and other efforts to improve brand recognition, generate new business and increase the retention of our current customers. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, our business could be materially adversely affected.

We have developed, continue to develop and regularly undertake innovative approaches to advertising campaigns and other efforts that generate new business, improve brand recognition, build customer trust in our brand and maintain or increase the retention of our customers. We believe the effectiveness of our methodologies is particularly important given our direct-to-consumer distribution model and our customer-focused approach. If our marketing and retention approach became unsuccessful or our brand reputation was compromised, our business, results of operations and financial condition could be materially adversely affected.

We depend, in part, on technology platforms to attract customers to our insurance products. If one or more of these technology platforms modifies its processes, changes its policies, terminates our relationship, or introduces changes that reduce the visibility or effectiveness of our advertisements, we could experience a significant decline in advertising reach, higher customer acquisition costs, or fewer conversions to policy sales. Additionally, widespread adoption of avoidance of advertising in multiple ways by consumers or regulatory changes that restrict data collection and targeted advertising practices by major platforms could diminish the reach and effectiveness of our advertising, forcing us to increase marketing expenditures or shift resources to less efficient channels. Any such developments could materially and adversely affect our ability to acquire customers, maintain or grow premium volume, and achieve profitable results.

We also rely on relationships with business development partners and certain third-party distribution platforms to attract customers, as well as our own direct-to-consumer channels that leverage our underwriting technology to target profitable segments. If these partners increase their fees, terminate their relationships with us, or face regulatory restrictions that prevent them from distributing our insurance products in compliance with state insurance laws, our customer acquisition could be significantly impaired. Moreover, our expansion of direct marketing efforts may attract heightened scrutiny from state insurance regulators under laws prohibiting unfair methods of competition or deceptive acts or practices, potentially resulting in enforcement actions, fines, or limitations on our marketing activities. If we are unable to maintain effective customer acquisition channels or adapt to changes in digital platforms, partner relationships, or regulatory environments, our business, results of operations, and financial condition could be materially and adversely affected.

We may require additional capital to grow our business, which may not be available on terms acceptable to us or at all.

To the extent that our present capital is insufficient to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, the availability of reinsurance, as well as market disruptions and other developments.

Historically, we have funded our operations, marketing expenditures and capital expenditures primarily through equity issuances and debt issuances. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. In addition, certain regulatory bodies may not permit additional equity issuances or other forms of financing that we may wish to pursue. We cannot be certain that additional financing will be available to us on favorable terms, or at all.

If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth, maintain minimum amounts of risk-based capital and to respond to business challenges could be adversely affected, and our business, results of operations and financial condition could be adversely affected.

We are periodically subject to examinations by our state insurance regulators, which could result in adverse examination findings and necessitate remedial actions.

As SIC is a Florida-domiciled insurer, our primary insurance regulator responsible for our supervision and examination is the FLOIR. Periodically, the FLOIR performs examinations of insurance companies under its jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities. These examinations provide the FLOIR a significant opportunity to review and scrutinize our business. If, as a result of an examination, the FLOIR determines that our financial condition, capital resources or other aspects of any of our operations are less than satisfactory, or that we are in violation of applicable laws or regulations, the FLOIR may require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action. We cannot necessarily predict with precision the likelihood, nature or extent of any necessary remedial actions, if any, resulting from such an examination, or the associated costs of such remedial actions or regulatory scrutiny. In addition, insurance regulators of other states in which we are licensed to operate may also conduct periodic financial examinations or other targeted investigations. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive or other corrective action against us resulting from these examinations could have a material adverse effect on our business, results of operations and financial condition.

We rely on the experience and expertise of our Co-Founders, senior management team, highly specialized insurance experts, key technical employees and other highly skilled personnel.

Our success to date has depended heavily upon the service of Bruce Lucas, our co-founder and Chief Executive Officer, and Shannon Lucas, our co-founder, President and Chief Operating Officer (collectively with Mr. Lucas, our “Co-Founders”) our senior management team, highly specialized insurance experts and key technical employees. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our Co-Founders, executive officers, specialized insurance experts, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of either of our Co-Founders or any other member of our senior management team, specialized insurance experts or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. Competition in our industry for qualified employees is formidable . Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including, but not limited to, our recently hired management team members, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which in turn could have an adverse effect on our business, results of operations and financial condition.

In addition, we must forecast sales and claims volume and other factors in changing business environments with reasonable accuracy and adjust our hiring and training programs and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over- staffing or under-staffing in one or more business units. In either such event, our financial results, customer relationships, employee morale and brand could be materially adversely affected.

Our success also depends, in large part, on our ability to maintain and improve staffing effectiveness and the culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations or other factors in the employment marketplace, as well as our failure to recognize and respond to changing trends and other circumstances that affect our employees. In such events, the productivity of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.

If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations and financial condition.

Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, potentially resulting in an adverse effect on our business, results of operations and financial condition. While we maintain errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.

Misconduct or fraudulent acts by employees, agents or third parties may expose us to financial loss, disruption of business, regulatory assessments and reputational harm.

Our Company and the insurance industry are inherently susceptible to past and future misconduct or fraudulent activities by employees, representative agents, vendors, customers or other third parties. These activities could include fraud against the Company, its employees and its customers through illegal or prohibited activities, or unauthorized acts or representations, unauthorized use or disclosure of personal or proprietary information.

We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.

If we fail to maintain adequate systems and processes to prevent, monitor and detect fraud, including, but not limited to, employee fraud, fraudulent policy acquisitions, vendor fraud or fraudulent claims activity, or if inadvertent errors occur with such prevention, monitoring and detection systems due to human or computer error, business, results of operations and financial condition could be materially adversely affected. While we believe past incidents of fraudulent activity have been minor and isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud.

Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers, including Florida.

For the year ended December 31, 2025, nearly all of the gross premiums written for SIC originated from customers in Florida. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur and causes material losses in Florida, our business, results of operations and financial condition could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in Florida may expose us to more significant risks.

In addition, the geographic concentration of our policies in counties that border the Atlantic Ocean in Florida and South Carolina may increase the risk that our business is impacted by one or more catastrophes specific to these regions, such as hurricanes, winter storms, windstorms and hailstorms. In the event of such catastrophes, the laws and regulations of Florida and South Carolina, as well as of other states we may enter in the future, may restrict or prevent us from taking actions to reduce our exposure to losses related to such catastrophes. For example, we may be prevented from using non-renewals or cancellations to limit our exposure following a catastrophe, may be required to provide additional advance notice of non-renewals and cancellations, may be subject to rate change delays or limits or may be prevented from exiting a market that has become unprofitable.

Litigation and legal proceedings filed by or against us could have a material adverse effect on our business, results of operations and financial condition.

Litigation and other proceedings may include, but are not limited to, complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are often the target of class action lawsuits and other types of litigation, some of which involve claims for substantial amounts, and the outcomes of which are unpredictable. This litigation may be based on a variety of issues, including insurance and claim settlement practices. In addition, because we use sophisticated data collection and analysis technologies, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings, may harm our business and financial condition.

We are subject to risks related to online payment processing, including risks related to our third-party vendors.

We currently rely on a limited number of providers to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if such vendors become unwilling or unable to provide these services to us and we are unable to find suitable replacements on a timely basis. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. In addition, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). PCI DSS is a specific set of comprehensive security standards imposed by payment card networks on companies that process credit card information, related to enhancing payment account information security, including, but not limited to, requirements for security management, policies, procedures and standards related to network architecture, software design and certification requirements. PCI DSS compliance is required in order to maintain credit card processing services and to provide our payment facilitation services. Additionally, we are also required to comply with payment card network operating rules, which are set and interpreted by the payment card networks. Payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain services to some consumers, be costly to implement or be difficult to follow. Moreover, compliance with PCI DSS does not guarantee a completely secure environment and, notwithstanding the results of a compliance assessment, there can be no assurance that payment card networks will not request further compliance assessments or set forth additional requirements binding on us to maintain access to credit card processing services. Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), or if we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results of operations are significantly influenced by the performance of our investment portfolio, which is diversified in accordance with our investment policy and overseen by the investment committee of our insurance carrier subsidiary. However, this portfolio is exposed to broad economic and market risks, including fluctuations in interest rates, equity prices, credit quality, and liquidity conditions, as well as risks specific to individual securities. Prolonged low interest rates could suppress our net investment income from fixed income securities and short-term investments, while rising interest rates, such as those implemented by the Federal Reserve to combat inflation, may decrease the fair value of our fixed income holdings, particularly those with longer durations, and increase borrowing costs under variable-rate facilities like our credit agreement. Fixed income securities with call or prepayment options may create reinvestment risks in declining rate environments, and mortgage-backed or asset-backed securities could experience altered prepayment speeds amid interest rate volatility. Equity investments are subject to market declines that could result in realized or unrealized losses. Any such interest rate or market volatility could materially and adversely affect our investment returns, liquidity, and overall financial condition.

Additionally, our portfolio faces credit risks from potential defaults or impairments due to issuer financial deterioration or guarantor insolvency, as well as credit rating downgrades that negatively impact security valuations. In illiquid markets, valuations become more subjective, increasing the likelihood that recorded fair values do not align with realizable transaction prices. Our third-party investment manager may encounter heightened scrutiny or restrictions related to environmental, social, and governance considerations, potentially imposing additional costs or constraining investment strategies. Although we manage these risks through guidelines on asset allocations, credit quality thresholds, and regulatory compliance, there is no assurance that our objectives will be met, and investment losses could coincide with underwriting losses, amplifying their impact. Failure to preserve capital or achieve targeted returns could materially and adversely affect our business, results of operations, and financial condition.

We expect our results of operations to fluctuate on a quarterly and annual basis. In addition, our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of customers purchasing our insurance products and fluctuations in the timing and amount of our expenses. In addition, the insurance industry, and particularly homeowners and commercial residential insurance, are subject to their own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

We may experience seasonal fluctuations in our revenues and resulting fluctuations in our rate of growth as a result of insurance spending patterns. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects and a failure to achieve our quarterly forecasts or to meet or exceed the expectations of research analysts or investors may cause our stock price to decline.

Our goal is to maximize the long-term value of the business; we do not manage to short-term earnings expectations, which at times may adversely affect short-term results.

We believe that stockholder value will be increased in the long run if we meet or exceed the financial goals and policies that we establish each year. We do not manage our business to maximize short-term stock performance. Due to our focus on the long-term value of the enterprise, we may undertake business strategies and establish related financial goals for a specific year that are designed to enhance our longer-term performance, while understanding that such strategies may not always similarly benefit short-term results. Consequently, these strategies may adversely affect short-term performance.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Our insurance policies are written for a one-year term. We make assumptions about the renewal of our prior year’s contracts, including for purposes of determining the amount of reinsurance we purchase. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations would be materially adversely affected, and we may purchase reinsurance beyond what we believe is the most appropriate level.

We could be forced to sell investments to meet our liquidity requirements.

We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and loss adjustment expenses reserves to ensure sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment expenses reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.

As of December 31, 2025, we had total consolidated debt outstanding of approximately $33.7 million. In the year ended December 31, 2025 and December 31, 2024, we had debt servicing costs of $2.8 million and $3.3 million, respectively, most of which was attributable to interest. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to affect such actions, if necessary, on favorable terms or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.

On June 25, 2024, we entered into an amended and restated credit agreement with Regions Bank for a $10.0 million revolving credit facility, which was increased to $45.0 million pursuant to the accordion feature on March 20, 2025, a term loan in an aggregate principal amount of $40.0 million and one or more delayed draw term loans in an aggregate principal amount not to exceed $125.0 million (together, the “Credit Facility”). The Credit Facility contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. The restrictions in the Credit Facility may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the Credit Facility could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, results of operations and financial condition.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our business, results of operations or financial condition.

We utilize a number of strategies to mitigate our risk exposure including, but not limited to:

•
employing proper underwriting procedures;
•
carefully evaluating the terms and conditions of our policies;
•
geographic diversification; and
•
ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these tactics. No assurance can be given that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on our business, results of operations or financial condition.

Our acquisitions may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our continuing business strategy is to make acquisitions of, or investments in, companies, products or technologies that complement our current products, enhance our market coverage, technical capabilities or production capacity or offer growth opportunities. Acquisitions could pose numerous risks to our operations, including, but not limited to:

•
we may have difficulty integrating the acquired operations, products, technologies or personnel;
•
we may incur substantial unanticipated integration costs;
•
assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
•
acquisitions could result in the loss of key employees, particularly those of the acquired operations;
•
we may have difficulty retaining or developing the acquired businesses’ customers;
•
acquisitions could adversely affect our existing business relationships with suppliers and other third parties;
•
we may fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and
•
we may incur liabilities from the acquired businesses for infringement, misappropriation or other violation of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products, technologies or personnel gained through any such acquisition without a material adverse effect on our business, results of operations and financial condition.

Changes in accounting practices and future pronouncements may materially affect our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholders’ equity and other relevant financial statement line items.

Our insurance subsidiary is required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

We rely on independent agents to write voluntary insurance policies, and our revenue could be impacted by our ability to attract and retain independent agents.

We must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell could negatively affect our revenues.

We may be subject to greater than anticipated tax liabilities, and any successful action by federal or state authorities to collect additional taxes could adversely harm our business.

Although we believe our tax estimates are reasonable, federal or state taxing authorities may challenge our tax positions upon audit or other proceeding with any governmental entity with respect to any taxes or tax returns. The final determination of any tax audit and any related litigation, proceeding, examination or investigation could be materially different from our historical tax provisions and accruals, and any successful action by federal or state authorities to impose or collect additional taxes, either retroactively, prospectively or both, could harm our business, results of operations and financial condition.

We may be adversely impacted by inflation.

Our operations, like those of other insurers, are susceptible to the effects of both economic and social inflation because premiums are established before the ultimate amounts of losses and loss adjustment expenses are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in underpricing the risks we insure and reinsure. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property and associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above reserves established for claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our business, results of operations or financial condition. Unanticipated higher inflation could also lead to higher interest rates, which would negatively impact the value of our fixed income securities and potentially other investments.

Risks Relating to Our Intellectual Property and Data Privacy

We are subject to cybersecurity risks, including cyber-attacks, security incidents or real or perceived errors, failures or bugs in our systems or website or our service providers’ systems, which could impair our operations, result in loss of personal customer information, damage our reputation and brand and harm our business, results of operations and financial condition.

Our business operations and customer interactions heavily depend on the continuous, reliable, and secure performance of our proprietary technology systems, website, applications, and software, which must evolve to meet changing customer needs. We rely on our internal technology and engineering teams, as well as third-party vendors and service providers, to develop, implement, maintain, and update these systems efficiently and securely. Despite our efforts, our systems are vulnerable to material errors, bugs, failures, vulnerabilities, or disruptions, particularly during the introduction of new features. These systems are also subject to a wide range of cybersecurity threats, including computer viruses, malware, ransomware, denial-of-service attacks, phishing, social engineering, credential stuffing, unauthorized access attempts, and other sophisticated attacks that may originate from criminal organizations, hacktivists, nation-state actors, or other sources. Techniques used in such attacks evolve rapidly, are often difficult to detect in advance, and may not be fully mitigated by our preventive measures, encryption, authentication technologies, employee training, or security protocols. Any successful or attempted breach, data leakage, system interruption, or compromise could result in the unauthorized access, disclosure, acquisition, alteration, or loss of confidential information, including personal data of customers such as names, addresses, phone numbers, payment information, or insurance quotes, as well as proprietary business information.

Such incidents, whether originating from our systems or those of third-party service providers on which we rely, could cause prolonged website outages, delays in policy issuance, claims processing, customer service, or payments, loss of critical data, or reputational damage that erodes customer trust and leads to reduced website usage, policy non-renewals, or loss of new business. Cybersecurity breaches or system failures could also expose us to significant legal and regulatory risks, including litigation from affected customers or third parties, governmental investigations, enforcement actions, fines, penalties, compliance orders, and substantial remediation costs. Even perceived vulnerabilities, such as those highlighted by breaches at competitors or other companies, could deter potential customers from engaging with our digital platform. In addition, our critical business functions depend on uninterrupted access to internal systems and interfaces with third-party providers; disruptions from network failures, telecommunications outages, system malfunctions, natural disasters, epidemics, war, or vendor service interruptions could impair our ability to underwrite and process policies, resolve claims timely, or perform other essential operations. If alternate systems or vendors are not immediately available, sustained or repeated disruptions could materially and adversely affect our ability to conduct business, damage our brand and customer goodwill, and have a material adverse effect on our business, results of operations, and financial condition.

We collect, process, store, share, disclose and use information, including confidential information and personal data. Our actual or perceived failure to protect such data, respect customers’ privacy or comply with data privacy and security laws and regulations could negatively impact the business.

We collect, process, store, share, disclose, and use significant amounts of confidential information and personal data in connection with our insurance operations, including data related to employees, contractors, business partners, and current, former, or prospective customers. Our technology platform facilitates the storage and transmission of this information, and we depend on numerous third-party service providers, lead generation partners, and other vendors that process personal data on our behalf, supply us with data, or collaborate in our business activities. Although we conduct security assessments, due diligence, and enter into contractual arrangements requiring these third parties to process data only in accordance with our instructions and to maintain appropriate technical and organizational security measures, there is no assurance that these efforts, or our own data privacy and security safeguards, will fully protect personal data from unauthorized access, breaches, misuse, or other risks associated with third-party involvement. Any actual or perceived failure by us or our third parties to adequately protect data could result in unauthorized disclosure, loss, or compromise of personal information, leading to governmental investigations, enforcement actions, litigation, fines, penalties, reputational harm, loss of customer trust, and material adverse effects on our business, results of operations, and financial condition.

We are subject to a complex and evolving landscape of federal, state, and industry-specific laws and regulations governing the collection, processing, disclosure, security, and use of personal data and other information, including the Gramm-Leach-Bliley Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the California Consumer Privacy Act as amended by the California Privacy Rights Act, and similar comprehensive privacy laws enacted or pending in numerous states such as Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Tennessee, Montana, Delaware, Oregon, Texas, and Florida. These laws impose obligations such as providing consumer rights to access, delete, correct, or opt out of certain uses and sharing of personal information, conducting risk assessments and cybersecurity audits, implementing data minimization and retention practices, and notifying affected individuals and regulators of data breaches. Certain exemptions may apply to information processed under specific insurance-related statutes, but broad definitions of personal information could encompass additional data we maintain. Rapidly changing state requirements, potential enactment of comprehensive federal privacy legislation, and overlapping or conflicting obligations create compliance complexity, increase operational costs, restrict data availability for marketing and underwriting, and may necessitate significant investments in systems, policies, and personnel. In the event of a data breach or perceived noncompliance with these laws, our privacy policies, contractual obligations to third parties, or industry-specific regulations overseen by bodies such as the Florida Office of Insurance Regulation, we could face heightened regulatory scrutiny, enforcement actions, substantial fines and penalties, private litigation including class actions, mandatory corrective measures, and damage to our brand and customer relationships. Any such events, or even the costs and disruptions associated with ongoing compliance efforts, could materially and adversely affect our business, results of operations, and financial condition.

We rely on data from our customers and third parties for pricing and underwriting insurance policies, handling claims and maximizing automation, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.

We use data, technology and intellectual property licensed from unaffiliated third parties in certain products, including, for example, proprietary information that we license from LexisNexis Risk Solutions, Inc. (“LexisNexis”) and Verisk Analytics, Inc. (“Verisk”), and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. Also, should LexisNexis or Verisk refuse to license their proprietary information to us on the same terms that it offers to our competitors, we could be placed at a significant competitive disadvantage.

Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use other than proprietary information provided by LexisNexis or Verisk, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations and financial condition.

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

Our future success may depend, in part, on our ability to anticipate and respond effectively to the threat of digital disruption and other technology change. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

In some cases, we depend, in part, on key vendors and partners to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Our use of artificial intelligence, machine learning, data analytics and other similar tools may adversely impact our business and subject us to additional regulatory and other risks and possible litigation, including claims alleging unfair insuring practices arising from the use of such tools.

We utilize artificial intelligence, machine learning, data analytics and similar tools that collect, aggregate and analyze data, in connection with our business. The introduction of artificial intelligence tools into new or existing products may enhance or create legal, operational, regulatory and technological and related contractual risks, as the technologies underlying such tools and their use cases are subject to a variety of laws, regulations, orders and industry standards, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, equal protection and equal opportunity laws. Regulation of artificial intelligence and machine learning is complex and rapidly evolving worldwide as legislators, regulators, including the Securities and Exchange Commission (the “SEC”) and the FTC and consumer advocacy groups are increasingly focusing on these powerful emerging technologies. The laws and regulations applicable to our business and artificial intelligence are complex and subject to varying interpretations, with limited regulatory guidance at this time. It is not possible to predict all of the risks related to the use of artificial intelligence, and changes in laws, rules, directives and regulations governing artificial intelligence may adversely affect our ability to develop and use artificial intelligence or subject us to legal liability. Moreover, any changes in laws, regulations, orders and industry standards governing the use of artificial intelligence may be costly or impossible to comply with, and may result in claims, disputes, litigation or costs associated with any compliance failure or redesign of our platform or services to comply with such regulations.

There are significant risks involved in utilizing such tools, such as an increase in intellectual property infringement or misappropriation, data privacy, cybersecurity, operational and technological risks, harmful content, accuracy, bias, toxicity and discrimination, any of which could affect our further development, adoption and use of artificial intelligence, and may cause us to incur additional research and development costs to resolve such issues. No assurance can be provided that the usage of such tools will enhance our business or assist our business in being more efficient, or better at assessing insuring risk or profitability. Artificial intelligence tools may also have errors or inadequacies that are not easily detectable. For example, certain artificial intelligence tools may utilize historical performance, historical market or sector data in their analytics. To the extent that such historical data is not indicative of current or future conditions in the applicable market or sector, or such artificial intelligence fails to filter biases in the underlying data or collection methods, the usage of such tools may lead us to make determinations on behalf of our business that have an adverse effect. If artificial intelligence tools are incorrectly designed, or the data used to train them is incomplete, inadequate or biased in some way, our use of such tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our services or platform, our business and our reputation. Additionally, our reliance on artificial intelligence and similar tools could pose ethical concerns, which could have negative implications for our organization. Any of the foregoing could adversely affect our ability to utilize artificial intelligence as part of our business, which in turn may adversely affect our operational capacity and ability to attract and maintain consumers.

Risks Relating to the Insurance Industry

The insurance business, including the market for homeowners and commercial residential insurance, is historically cyclical in nature, currently experiencing high demand and low supply, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, volatility in investment results, general economic conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Currently, we believe the market for homeowners and commercial residential insurance is experiencing high demand and low supply, partially as a result of recent regulatory developments in the Florida homeowners and commercial residential insurance market, which has resulted in restricted capital and restricted capacity in the market. Demand for insurance depends on numerous factors, including, but not limited to, the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.

We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency of claims and premium defaults and an uptick in the frequency of falsification of claims. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and financial condition.

We undertake strategic initiatives to innovate within the competitive, regulatory and legal environments of the insurance industry and our innovations may entail a degree of risk, may not ultimately achieve anticipated business goals, or may be subject to challenge by regulators or private litigants.

Our insurance subsidiaries operate in a highly regulated environment, subject to comprehensive supervision and regulation by insurance departments in multiple states and jurisdictions, each with its own complex and evolving set of laws and regulations. Federal laws also impose additional requirements in areas such as the use of credit information, consumer privacy, and reimbursement of certain government-incurred medical costs. These regulatory frameworks restrict or require prior approval for numerous aspects of our operations, including underwriting and pricing risks, implementing rate adjustments, discontinuing unprofitable lines or exiting markets, terminating policies, and managing investment portfolios. Changes in laws, regulations, or judicial interpretations, as well as inconsistencies between state and federal requirements, can further complicate compliance, delay necessary regulatory approvals, increase operational costs, and limit our ability to respond timely to changing loss trends, market conditions, or competitive pressures. In addition, certain jurisdictions require insurers to pay assessments to cover claims arising from the insolvency of other carriers or to support government-mandated high-risk insurance programs, which can impose substantial and unpredictable financial burdens. These regulatory constraints and compliance costs may materially and adversely affect our profitability, growth prospects, ability to innovate, and overall financial condition.

Failure or alleged failure to comply with applicable insurance, privacy, consumer protection, or other laws and regulations could result in regulatory investigations, enforcement actions, fines, penalties, monetary settlements, revocation of licenses to operate in one or more jurisdictions, adverse publicity, reputational harm, and loss of market confidence. We may also face individual or class action litigation from policyholders or other parties alleging violations of these laws. Future adoption of new or amended federal or state legislation or regulations could impose additional restrictions, increase compliance burdens, raise operating expenses, or otherwise materially and adversely affect our ability to underwrite business profitably, expand into new markets, or maintain existing operations in one or more jurisdictions. Any such developments could have a material adverse effect on our business, results of operations, and financial condition.

We operate in a highly regulated environment and are subject to a variety of complex federal and state laws and regulations.

In the United States, each state regulator retains the authority to license insurers within its state, and an insurer generally may not operate in a state in which it is not licensed. Accordingly, we are not permitted to sell insurance to residents of the states and territories of the United States in which we do not currently possess a license, which is likely to put us at a disadvantage among many of our competitors that have been in business much longer than us and are licensed to sell their insurance products in most, if not all, U.S. jurisdictions.

Our insurance company subsidiary, Slide Insurance Company, is subject to extensive regulation and supervision in Florida, its state of domicile, and in the states in which it transacts business, principally by the individual state insurance departments. Such regulation and supervision are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers or agents, their stockholders or other investors. Numerous aspects of our insurance business are subject to regulation, including, but not limited to, premium rates, mandatory covered risks, limitations on the ability to renew or elect not to renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of customers, investments, capital and surplus requirements, dividend limits, affiliate transactions, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other underwriting and claims practices. To the extent we decide to expand our current product offerings to include other insurance products, such as auto or life insurance, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures and discrimination in the business of insurance. Noncompliance with any of such state statute may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents.

Such laws, rules and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as homeowners and commercial residential insurance rates and coverage forms, or which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences.

In addition, the federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the

Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires insurance companies to have a permissible purpose before obtaining and using a consumer report for underwriting purposes, as well as comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject us to regulatory fines and other sanctions. In addition, given our short operating history to date and rapid speed of growth, we are particularly vulnerable to state insurance regulators identifying errors in the policy forms we use, the rates we charge and our customer communications. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders for an individual state, or all states, until the identified noncompliance is rectified. The FLOIR, the insurance regulatory authority for insurance carriers in the State of Florida, conducts examinations on a periodic basis and may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we are licensed to sell insurance as an agent may also conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action.

Our ability to retain state licenses depends on our ability to meet licensing requirements adopted by each state, subject to variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended or be subject to seizure of assets. Any such events could adversely affect our business, results of operations or financial condition.

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet their underwriting requirements for voluntary business. Some states limit or impose significant restrictions on an insurer’s ability to materially reduce its exposures or to withdraw from certain lines of business. The state insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to exit unprofitable markets. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane-related losses.

State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.

In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Florida, our main domiciliary state for SIC, includes a form of the enterprise risk report requirement pursuant to Section 628.801 of the Florida Insurance Code.

In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. The NAIC is currently working to develop a group capital calculation framework that regulators may use for informational purposes. As envisioned, the framework is intended to complement the current holding company analytics framework by providing additional information to the lead state regulator for use in assessing group risks and capital adequacy. We cannot predict the impact, if any, that the NAIC Amendments, compliance with the ORSA Model Act, or any other regulatory requirements may have on our business, results of operations and financial condition.

The increasing adoption by states and the SEC of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.

In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Louisiana, Maryland, Michigan, Mississippi, New Hampshire, Ohio, South Carolina and Virginia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. Further, on July 26, 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. Although we take steps to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, results of operations or financial condition.

Severe weather events and other catastrophes, including the effects of climate change and global pandemics, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.

Our homeowners and commercial residential insurance business is subject to significant risks from severe weather events and other catastrophes, including but not limited to winter storms, hail, high winds, thunderstorms, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, tsunamis, fires, explosions, riots, terrorism, or war. The incidence, timing, location, and severity of these events are inherently unpredictable, and the occurrence of one event does not affect the likelihood or magnitude of another. Losses from such catastrophes depend on the concentration of our insured exposure in the affected areas and the intensity of the event, which can lead to a sudden and substantial increase in claims volume, heightened loss adjustment expenses, and potential legal or regulatory changes that restrict our ability to limit liability under policy terms. These events could cause material increases in our incurred losses, reduce our liquidity, deplete our capital reserves, and impair our ability to underwrite new policies or maintain existing business, potentially resulting in a material adverse effect on our business, results of operations, and financial condition.

We mitigate catastrophe exposure through reinsurance arrangements, including traditional excess of loss treaties and multi-year coverage accessed via catastrophe bonds issued in the capital markets. However, reinsurance may not be available in sufficient amounts or at reasonable rates to fully protect against severe events such as hurricanes, and we may not secure adequate coverage in the future. Even with reinsurance from counterparties we consider creditworthy, reinsurers could become unable or unwilling to meet their obligations due to financial impairment or other factors, leaving us exposed to greater net retained losses. Additionally, climate change may increase the frequency or severity of certain natural perils, such as more intense hurricanes from higher sea surface temperatures, heightened thunderstorm and hail activity, expanded wildfire risks, or more frequent deluge flooding, while also potentially affecting demand for insurance, reinsurance availability and pricing, and the value of our investment portfolio. The significant uncertainty surrounding future climate conditions makes it difficult to predict or quantify these impacts, which could materially and adversely affect our underwriting profitability, reinsurance costs, overall financial performance, and ability to operate effectively in affected geographies.

Our results of operations and financial condition may be adversely affected due to limitations in the analytical models used to assess and predict our exposure to catastrophe losses.

Along with others in the insurance industry, models developed internally and by third-party vendors that employ various modeling techniques, including Stochastic, Bayesian statistics, classification, regression, clustering and other advanced machine learning techniques, are used along with our own historical data in assessing property insurance exposure to catastrophe losses. These models assume various conditions and probability scenarios; however, they do not necessarily accurately predict future losses or measure losses currently incurred. As with many technological innovations, artificial intelligence and machine learning present risks and challenges that could affect their adoption, and therefore our business. Further, the accuracy of such models may be negatively impacted by changing climate conditions. Catastrophe models use historical information and scientific research about natural events, such as hurricanes and earthquakes, as well as detailed information about our in-force business. This information is used in connection with pricing and risk management activities. However, since actual catastrophic events vary considerably, there are limitations with respect to its usefulness in predicting losses in any reporting period. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models. Additionally, there are significant risks involved in developing and deploying artificial intelligence, such as an increase in intellectual property infringement or misappropriation, data privacy, cybersecurity, operational and technological risks, harmful content, accuracy, bias, toxicity and discrimination, any of which could affect our further development, adoption and use of artificial intelligence, and may cause us to incur additional research and development costs to resolve such issues. It is not possible to predict all of the risks related to the use of artificial intelligence, and changes in laws, rules, directives and regulations governing artificial intelligence may adversely affect our ability to develop and use artificial intelligence or subject us to legal liability.

SIC and SSIC are subject to minimum capital and surplus requirements, and failure to meet these requirements could subject us to regulatory action.

SIC and SSIC are subject to risk-based capital standards and other minimum capital and surplus requirements. The risk-based capital standards, based upon the Risk Based Capital Model Act developed by the NAIC and adopted in all states, including SIC and SSIC’s state of domicile, require SIC and SSIC to report results of risk-based capital calculations to its domestic regulator. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with the NAIC’s RBC formula, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk- based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the Company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2025, SIC and SSIC's risk-based capital ratio was well in excess of minimum statutory requirements.

In addition, SIC and SSIC are required to maintain a certain minimum capital and surplus and generally must keep its net written premiums within specified multiples of its surplus that regulators customarily view as prudent. SIC and SSIC could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.

Any failure by SIC and SSIC to meet the applicable risk based capital or minimum statutory capital requirements or the writings ratio limitations regulators customarily use where we currently or may in the future conduct business could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

Any changes in existing risk-based capital requirements, minimum statutory capital requirements or customary writings ratios may require us to increase our statutory capital levels, which we may be unable to do.

SIC is subject to assessments and other surcharges from state guaranty funds, and mandatory state insurance facilities, which may reduce our profitability.

The insurance laws of many states subject property and casualty insurers doing business in those states to statutory property and casualty guaranty fund assessments. The purpose of a guaranty fund is to protect customers by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers. These guaranty associations, including the Florida Insurance Guaranty Association, generally pay these claims by assessing solvent insurers proportionately based on each insurer’s share of voluntary premiums written in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe or in markets which become disrupted.

Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our business, results of operations and financial condition.

Unexpected changes in the interpretation of our coverage or provisions in our policies, including loss limitations and exclusions, could have a material adverse effect on our financial condition and results of operations.

There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a customer may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our customers. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher-than-anticipated loss and loss adjustment expense, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

We face vigorous competition from large, well-capitalized national companies and smaller regional insurers. Other large national and international insurance or financial services companies also may enter these markets in the future. Many of these companies may have greater financial, marketing and management resources than we have.

We write coastal specialty personal lines insurance including homeowners, condominium unit owners, commercial residential, and other products. The coastal specialty insurance market is highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other large insurance or financial services companies also may enter these markets in the future. Many of these companies have substantial resources, experienced management and strong marketing, underwriting and pricing capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, operational effectiveness, pricing, scale and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be compromised.

Property insurance markets historically have been known as cyclical, with periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. As insurers recognize this situation (which can occur at different times for different companies), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profitability to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. In the past, this cycle has generally played out over a number of years. We cannot be certain whether and to what extent such cyclicality is currently impacting the property insurance markets, nor can we predict whether it will do so in the future.

The highly competitive nature of the insurance marketplace could result in consolidation within the industry, or in the failure of one or more competitors. The concentration of premium volume in a reduced number of major competitors could significantly increase the level of competition in a manner that is not favorable to us. In addition, in the event of a failure of a major insurer or a state-sponsored catastrophe fund, our company and other insurance companies may be required by law to absorb the losses of the failed insurer or fund, resulting in a potentially significant increase in our costs. We might also be faced with an unexpected surge in new business from a failed insurer’s former policyholders. Such events could materially adversely affect our business, results of operations and financial condition.

Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards and the escalation of loss severity may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiary.

Loss severity in the property and casualty insurance industry has continued to increase in recent years, principally driven by larger court judgments. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiary inadequate for current and future losses.

Risks Relating to Regulatory and Legal Matters

We are subject to additional regulation imposed by consent orders entered into with the FLOIR in connection with our formation.

In addition to compliance with statutes and regulations, Florida routinely places additional restrictions on new insurers as a condition of receiving their certificate of authority. These restrictions are typically memorialized in a consent order entered into between FLOIR and the insurer applying for a certificate of authority. We were subject to such a consent order in which we agreed to higher or more stringent restrictions than are otherwise required under Florida law. The material restrictions we agreed to included:

•
Florida law requires a residential property writer to maintain surplus of the greater of $15.0 million or 10% of its liabilities. Pursuant to the consent order, we agreed to establish a minimum capital and surplus of 300% of our authorized control level risk-based capital.
•
Florida law restricts the ratio of premiums written to policyholder surplus to 10 to 1 on a gross basis and 4 to 1 on a net of reinsurance basis. Pursuant to the consent order, we agreed to not exceed the projected premiums in the plan of operation submitted with our original application for licensure without the prior written approval of FLOIR. As part of the FLOIR approval process for the various Citizens assumption transactions in which we have participated, we received approval to exceed these projected premiums.
•
Florida law places no restrictions on the parent of an insurer, or other upstream entities, with regard to the payment of dividends. Pursuant to the consent order, we agreed to not make any distributions to stockholders prior to January 7, 2025.
•
Florida law allows an insurer to pay certain dividends to stockholders without approval of FLOIR. Pursuant to the consent order, we agreed that, until January 7, 2025, we would pay only those dividends that had been approved in advance and in writing by FLOIR.

In addition, we are subject to several consent orders setting conditions upon FLOIR’s approval of the various Citizens assumption transactions in which we have participated. For example, beginning with our August 2023 assumption transaction, we are required to offer to renew each assumed policy for a minimum of three years provided the policies satisfy our underwriting guidelines. If we violate a consent order, FLOIR may take administrative action as it deems appropriate, including suspending or revoking our insurance license.

Changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in Florida and South Carolina, the only states in which we currently conduct business. The NAIC and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. From time to time, states consider and/or enact laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. States also consider and/or enact laws that impact the competitive environment and marketplace for property and casualty insurance. Our insurance company subsidiary currently transacts insurance only in Florida and South Carolina, where the recent political environment has led to aggressive regulation of property and casualty insurance companies. We expect this to continue for the foreseeable future.

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to non-renew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices.

Currently, the federal government does not directly regulate the insurance business. However, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. In addition, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, can significantly impact the insurance industry and us.

We cannot predict with certainty the effect any enacted, proposed or future state or federal legislation or NAIC initiatives may have on the conduct of our business. Furthermore, there can be no assurance that the regulatory requirements applicable to our business will not become more stringent in the future or result in materially higher costs than current requirements, or that creation of a federal insurance regulatory system will not adversely affect our business or disproportionately benefit our competitors. Changes in the regulation of our business may reduce our profitability, limit our growth or otherwise adversely affect our business, results of operations and financial condition.

Applicable insurance laws may make it difficult to effect a change of control of our company.

State insurance holding company laws require prior approval by the state insurance department of any change of control of an insurer that is domiciled in that respective state. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Because we are domiciled in Florida, we are subject to Florida law, which prohibits any person from acquiring 5% or more of our outstanding voting securities without the prior approval of FLOIR. However, a party acquiring more than 5% but less than 10% of our voting securities that does not otherwise exercise control may make such acquisition without prior approval by filing a disclaimer of affiliation and control with FLOIR. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Recent and future changes to tax laws or applicable tax rates in the jurisdictions where we operate could materially and adversely affect our company.

The taxation of our business is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in various jurisdictions. Existing, new or future changes in tax laws, regulations and treaties, or the interpretation thereof, could have an adverse effect on our tax liabilities, business, results of operations and financial condition. We are unable to predict changes in tax laws or applicable tax rates enacted in the future in jurisdictions where we have operations or what effect such changes would have on our business, but such changes could affect our future financial position and overall tax rates in the future or increase the complexity, burden and cost of tax compliance.

Applicable tax rates may be subject to significant change in the jurisdictions or future jurisdictions in which we operate. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.

Risks Relating to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including, but not limited to:

•
our operating and financial performance and prospects;
•
our quarterly or annual earnings or those of other companies in our industry;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;
•
the failure of research analysts to cover our common stock;
•
general economic, industry and market conditions;
•
strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•
changes in accounting standards, policies, guidance, interpretations or principles;
•
material litigation or government investigations;
•
changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;
•
changes in key personnel;
•
sales of common stock by us, our principal stockholders or members of our management team;
•
the granting or exercise of employee stock options;
•
volume of trading in our common stock; and
•
impact of the facts described elsewhere in these “Risk Factors.”

In addition, in recent years, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our share price.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure and other requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act with respect to our internal control over financial reporting, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) in annual revenues; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities; (iii) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO. We may choose to take advantage of some but not all of these reduced reporting and other burdens. To the extent we take advantage of any of the reduced reporting burdens in this Report or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company,” our combined financial statements may not be comparable to companies that currently comply with these accounting standards.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our combined financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Consequently, our combined financial statements may not be comparable to companies that comply with public company effective dates. Because our combined financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2026, provide a management report on the internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, a process which may be time-consuming, costly and complicated.

The occurrence of any of the following may cause investors to lose confidence in the accuracy and completeness of our financial reports and could negatively impact the price of our common stock:

•
identification of material weaknesses in our internal controls over financial reporting;
•
our inability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner;
•
our inability to assert that our internal controls over financial reporting are effective; or
•
our independent registered public accounting firm’s inability to express an opinion as to the effectiveness of our internal controls over financial reporting.

If any of the foregoing occur, we may also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, as well as lawsuits by private plaintiffs.

We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses.

We do not conduct any substantive operations and, as a result, our ability to pay dividends, taxes and other expenses will be dependent upon the financial results and cash flows of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise. Our direct and indirect subsidiaries are separate and distinct legal entities and have no obligation to make any funds available to us.

In addition, the declaration and payment of dividends will be at the discretion of our board of directors and will be dependent upon the profits and financial requirements of our company and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our board of directors deems relevant.

We may change our underwriting guidelines or our strategy without stockholder approval.

Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make significant changes to our operations which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in this Report.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of December 31, 2025, we had 123,889,446 shares of common stock outstanding. Of these shares, all the shares of common stock sold in this offering will be freely transferable without restriction or registration under the Securities Act, except for any shares purchased by one of our existing “affiliates” as that term is defined in Rule 144 under the Securities Act.

We also registered all common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up period referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Certain provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and the Stockholders Agreement may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Stockholders Agreement may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in such amended and restated certificate of incorporation, amended and restated bylaws and Stockholders Agreement include, among other things, the following:

•
until the Substantial Ownership Requirement, which is defined in our Stockholders Agreement as requiring 10% of the aggregate number of outstanding shares of our common stock to be beneficially held by the Pre-IPO Significant Stockholders, Bruce Lucas, Shannon Lucas and Robert Gries, is no longer met, the Pre-IPO Significant Stockholders may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chairman of our board of directors;
•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•
stockholder action can only be taken at a special or regular meeting and not by written consent;
•
advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;
•
provide that our board of directors will be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three-year terms;
•
removal of directors only for cause and by the affirmative vote of 66 2⁄3% of the voting power of our outstanding shares or common stock; and
•
allowing only our board of directors to fill vacancies on our board of directors.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests, including an acquisition that would result in a price per share at a premium over the market price, and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock can be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will be required to comply with these rules upon ceasing to be an “emerging growth company” as defined in the JOBS Act.

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 1C. Cybersecurity.

We rely on digital technology to conduct our businesses and interact with customers, policyholders, agents, and vendors. With this reliance on technology comes the associated security risks from using today’s communication technology and networks.

Risk Management and Strategy

The goal of our cybersecurity risk management strategy is to protect the privacy, integrity, and availability of our critical systems and information. Our processes identify, assess, and manage material risk from cybersecurity threats as part of our entity-wide risk management efforts. To safeguard our data and the data of our customers, management utilizes a multi-layered approach consisting first of an external security operations center company that specializes in the detection and containment of cyber-attacks. For protection of endpoint devices connected to our network, we use the tailored security software of a third-party consultant company for managed detection and response. Perimeter defense technology is used to filter e-mail for threats from malware viruses and e-mail phishing attempts. We also detect threats through the use of our firewalls that monitor incoming and outgoing network traffic.

Tools utilized to prevent threats include multifactor authentication, e-mail security services, mobile e-mail security policies, virtual private networks, third-party security experts, and timely applied software patches, among others. We engage in annual penetration testing, disaster recovery testing, internal and external audits of our cybersecurity controls and simulated cyberattack scenarios to gauge our preparedness for these situations. In addition, employees are required to pass a mandatory cybersecurity training course annually and receive periodic phishing simulations to facilitate recognizing phishing attempts. We carry cyber insurance which provides us access to relevant security expertise.

Management of cybersecurity also extends to third-party service providers we use for specialized purposes such as payroll processing, investment tracking, regulatory financial reporting, and equity compensation plan administration. Our communication with these providers is protected by the safeguards within our security operation center.

We respond to cybersecurity events in accordance with our Slide Incident Response Plan (IRP), which defines procedures for incident logging, assessment, investigation, response, mitigation, and required regulatory reporting to minimize business impact. This follows the guidance of the National Institute of Standards and Technology Cybersecurity Framework and provides for assessment, mitigation, and if necessary, remediation of any effects of a system breach. We also conduct annual breach simulations with internal information technology teams to test each step of our IRP.

There have been no cybersecurity incidents in the past that have materially affected the Company’s business strategy, results of operations, or financial condition. Although we believe our defenses against cyber-intrusions are sufficient, we continue to update our prevention programs to respond to sophisticated and rapidly evolving attempts to overcome our security measures. Such continuing threats could have a variety of adverse business impacts. See Item 1A – “Risk Factors” above for additional information on risks to our business from cybersecurity incidents and related matters.

Governance

Cybersecurity is a critical component of our overall risk management process. Our Board of Directors oversees our cybersecurity efforts as delegated to and performed by senior management which is responsible for the identification and assessment of material risks from cybersecurity incidents. The members of management responsible for managing cybersecurity threats are the Company's Chief Information Officer (“CIO”) and, Chief Information Security Officer (“CISO”). The CIO and CISO have over 20 years of experience in managing information systems including the defense of computer networks against cyber intrusions. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. The CISO, in particular, is dedicated to overseeing our multi-layered cybersecurity defenses and leads periodic security meetings.

Our Board receives periodic reports from management on cybersecurity risks and any material cybersecurity incidents.

Item 2. Properties.

Leased Property

Tampa, Florida. We lease approximately 55,000 square feet of office space which currently serves as Slide Insurance Holdings, Inc’s corporate headquarters and the lease expires on April 29, 2030. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

We are a party to claims and legal actions arising routinely in the ordinary course of our business. Although we cannot predict with certainty the ultimate resolution of the claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material, adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SLDE”. As of February 27, 2026, we had 124,319,406 shares of common stock outstanding, including 1,052,488 shares of restricted stock for which restrictions have not lapsed.

Dividends

We have historically not declared quarterly dividends and do not currently anticipate paying a dividend on our common stock. The declaration and payment of dividends will continue to be at the discretion of our board of directors and will depend on our profits, financial requirements and other factors, such as restrictions under our credit facilities, which limit our ability to pay dividends, and other legal and regulatory restrictions on the payment of dividends, our overall business condition and other elements our board of directors considers relevant.

Stock Performance Graph

The following six month graph and table compare the cumulative total stockholder return of our common stock over the period from June 18, 2025, the date of the Company’s initial public offering, through December 31, 2025, assuming an initial investment of $100 and reinvestment of dividends with the performance among Slide, NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides a small and mid-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

The above performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock during the fourth quarter of 2025:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2025-10/31/2025	—	$—	—	$100,000
11/1/2025-11/30/2025	1,220,820	$16.38	1,220,820	$80,000
12/1/2025-12/31/2025	—	$—	—	$80,000
Total	1,220,820	$16.38	1,220,820	$80,000

On August 26, 2025, the Board authorized the repurchase program, which allows the Company to repurchase, from time to time, up to $75.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. On November 4, 2025, the Board authorized an increase to the repurchase program to purchase an additional $45.0 million of common stock. The Company has repurchased 2,627,532 shares of common stock for $40.0 million as of December 31, 2025. Upon repurchase, the Company retired the shares of common stock. The repurchase plan has no time deadline and will continue until all authorized shares have been repurchased or otherwise modified or terminated by the Board.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Launched in 2021, we are a technology-enabled, fast-growing, coastal specialty insurer. We focus on profitable underwriting of single family, condominium and commercial residential policies in the P&C industry in coastal states along the Atlantic seaboard through our insurance subsidiary, Slide Insurance Company (“SIC”). We utilize our differentiated technology and data-driven approach to focus on market opportunities that are underserved by other insurance companies. We acquire policies both from inorganic block acquisitions and subsequent renewals, as well as new business sales through a combination of independent agents and our direct-to-consumer (“DTC”) channel, through which we sell our insurance products directly to end consumers, without the use of retailers, brokers, agents or other intermediaries. We do not depend on any one key product or product line within the coastal specialty homeowners and commercial residential insurance market. We control all aspects of our value chain, including technology, underwriting, actuarial, distribution, claims and risk management which allows us to maximize profitability while maintaining disciplined underwriting standards.

Our goal is to deliver long-term value for stockholders by focusing on underserved, coastal specialty markets where market capacity is limited and demand for insurance products is high. Coastal specialty market demand for insurance products has increased over the last few years as the larger, national insurance carriers have reduced their underwriting capacity in such markets which has created a unique market opportunity for us to capitalize on the imbalance of supply and demand.

We have one reportable segment. See the below table for a summary of gross premiums written, policy fees, total revenue, consolidated combined ratio, return on equity, and return on tangible equity (1) for the year ended December 31, 2025 and 2024, and the total assets, shareholders' equity and tangible shareholders' equity (1) as of December 31, 2025 and 2024.

	Year Ended December 31,
($ in thousands)	2025	2024
Gross premiums written	$1,795,516	$1,333,864
Policy fees	8,243	6,550
Total revenue	1,155,901	846,814
Net income	443,958	201,125
Combined ratio	52.1%	72.3%
Return on equity	57.4%	60.0%
Return on tangible equity (1)	57.9%	62.6%

($ in thousands)	December 31, 2025	December 31, 2024
Total Assets	$2,918,465	$1,931,927
Shareholders' Equity	1,113,241	433,159
Tangible Shareholders' Equity (1)	1,110,539	422,864

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Key Components of Our Results of Operations

Revenue

Gross premiums written. Gross premiums written represent, with respect to a fiscal period, the sum of assumed premiums written from Citizens policy assumptions (net of opt-outs) plus direct premiums written (premiums from subsequent renewals of such Citizens policies and new and renewal policies written through independent agents and our DTC channel, net of any midterm cancellations), in each case prior to amounts ceded to reinsurers. Gross premiums written in any given fiscal period are affected by:

•
Amount of premiums assumed from Citizens acquisitions;
•
Block acquisitions from other third-party insurers;
•
Renewals of existing policies;
•
New business submissions and binding of new submissions into effective policies;

•
Average premium of new and renewal policies; and
•
Premium rates on new and renewal policies.

In 2025 we assumed 191,850 policies, representing approximately $373 million in assumed unearned premiums from Citizens. These policies carry no upfront acquisition costs and are captured in our current treaty year reinsurance program.

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

Policy acquisition expense ratio, expressed as a percentage, is the ratio of policy acquisition expenses and other underwriting expenses to net premiums earned.

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

Return on tangible equity is a non-GAAP financial measure. We define tangible shareholders’ equity as shareholders’ equity less goodwill and other intangible assets. We define return on tangible equity as net income expressed on an annualized basis as a percentage of average beginning and ending tangible shareholders’ equity during the period. We regularly evaluate acquisition opportunities and have historically made acquisitions that affect shareholders’ equity. We use return on tangible equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. “See “Results of Operations - Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	(in thousands)
	2025	2024	Change	% Change
Gross premiums written	$1,795,516	$1,333,864	$461,652	34.6%
Change in unearned premiums	(304,301)	(236,564)	(67,737)	28.6%
Gross premiums earned	1,491,215	1,097,300	393,915	35.9%
Ceded premiums earned	(411,687)	(304,861)	(106,826)	35.0%
Net premiums earned	1,079,528	792,439	287,089	36.2%
Net investment income	66,417	47,061	19,356	41.1%
Policy fees	8,243	6,550	1,693	25.8%
Other income	1,713	764	949	124.2%
Total revenue	$1,155,901	$846,814	$309,087	36.5%
Losses and loss adjustment expenses incurred, net	235,462	339,293	(103,831)	(30.6)%
Policy acquisition and other underwriting expenses	139,375	85,970	53,405	62.1%
General and administrative expenses	175,750	137,507	38,243	27.8%
Interest expense	3,631	3,754	(123)	(3.3)%
Depreciation expense	4,850	2,447	2,403	98.2%
Amortization expense	7,594	7,868	(274)	(3.5)%
Total expense	$566,662	$576,839	$(10,177)	(1.8)%
Net income before income tax expense	$589,239	$269,975	$319,264	118.3%
Income tax expense	145,281	68,850	76,431	111.0%
Net income	$443,958	$201,125	$242,833	120.7%
Loss ratio	21.8%	42.8%	-21.0%
Expense ratio	30.3%	29.5%	0.8%
Combined ratio	52.1%	72.3%	-20.2%
Policy acquisition expense ratio	12.9%	10.8%	2.1%
Debt to capitalization ratio	2.9%	8.3%	-5.4%
Return on equity	57.4%	60.0%	-2.6%
Return on tangible equity(1)	57.9%	62.6%	-4.7%

(1)
Non-GAAP financial measure. See “Results of Operations - Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased to $1,795.1 million for the year ended December 31, 2025 from $1,333.9 million for the year ended December 31, 2024. The increase in net premiums written was primarily a result of an increase in policies assumed by Citizens, increases in renewal rates of existing written policies, as well as new policies written resulting from acquired renewal rights of Florida homeowners’ policies with effective dates of February 2024 and later from Truck Insurance Exchange, a subsidiary of Farmers. We initially acquired policy renewal rights from Farmers in February 2024. These policies were originally written by Farmers, and were due to expire in February 2024 and later. In 2024, we wrote approximately 36% of the policies for which we acquired renewal rights from Farmers. We expect to continue to write new policies pursuant to our renewal rights agreement with Farmers as part of our diversified approach to policy underwriting, subject to market conditions.

Our policies acquired during the year ended December 31, 2025 increased by 55,875 policies, or 41.1%, compared to the prior year as a result of an increase in policies acquired from Citizens during the current period. Our policies written during the year ended December 31, 2025 decreased by 18,275 policies, or 39.4%, as a result of fewer Farmers policies written. In addition, for the year ended December 31, 2025, our policy renewals increased by 97,390, or 37.6%, as a result of the renewal of policies acquired from Citizens as compared to the same period in 2024, Farmers policy renewals and organic policy renewals. Our average premium per residential policy decreased from $3,924 at December 31, 2024 to $3,670 at December 31, 2025 as a result of a decrease in average premium of Citizens policies assumed. Additionally, our average premium per commercial residential policy was $143,213 at December 31, 2025.

Gross premiums earned. Gross premiums earned increased to $1,491.2 million for the year ended December 31, 2025 from $1,097.3 million for the year ended December 31, 2024. Our policies in force as of December 31, 2025 and December 31, 2024 were approximately 493,532 and 343,056 respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums earned. Ceded premiums for the year ended December 31, 2025 and 2024 were approximately $411.7 million and $304.9 million, respectively, representing 27.6% and 27.8%, respectively, of gross premiums earned. The $106.8 million increase was primarily attributable to increased catastrophe reinsurance purchased due to increased policies in force.

Net premiums earned. Net premiums earned increased to $1,079.5 million for the year ended December 31, 2025 from $792.4 million for the year ended December 31, 2024. The increase in net premiums earned in the comparable periods was primarily attributable to assumptions of policies from Citizens and increased renewals of existing policies.

Net investment income. Net investment income, inclusive of realized investment gains and losses, increased to $66.4 million for the year ended December 31, 2025 from $47.1 million for the year ended December 31, 2024. Our average investable assets increased to $1,763.7 million for the year ended December 31, 2025 from $986.3 million for the year ended December 31, 2024. The increase in net investment income was due to increased equity from retained earnings and increased policies in force.

Policy fees. Policy fees increased to $8.2 million for the year ended December 31, 2025 from $6.6 million for the year ended December 31, 2024. The increase in policy fees was primarily attributable to increased renewals of existing policies.

Other income. Other income increased to $1.7 million for the year ended December 31, 2025 from $0.8 million for the year ended December 31, 2024. The increase in other income was primarily attributable to an increase in commissionable premiums produced for other insurance companies.

Total revenue. Total revenue increased to $1,155.9 million for the year ended December 31, 2025 from $846.8 million for the year ended December 31, 2024. The increase in total revenue was due primarily to an increase in net premiums earned primarily attributable to increased assumptions of policies from Citizens and increased renewals of existing policies.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net decreased to $235.5 million (there were no incurred losses from named storms during the period) for the year ended December 31, 2025 from $339.3 million (inclusive of catastrophe losses of $87.9 million from Hurricane Debby, Helene and Milton) for the year ended December 31, 2024. The decrease in losses and loss adjustment expenses incurred, net resulted primarily from the release of non-catastrophe reserve due to lower than expected payments. Losses and loss adjustment expenses incurred, net for the year ended December 31, 2025 included losses paid of $196.3 million and a $39.2 million increase in unpaid losses and loss adjustment expenses incurred, net, including the addition of $41.5 million of IBNR reserves. As of December 31, 2025, we reported $293.6 million in unpaid losses and loss adjustment expenses incurred, net, which included $237.2 million attributable to IBNR, or 80.8% of total reserves for unpaid losses and loss adjustment expenses incurred, net.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the year ended December 31, 2025 and 2024 were approximately $139.4 million and $86.0 million, respectively, representing 12.9% and 10.8% of net premiums earned, respectively. The increase was primarily attributable to increased policies in force and fewer premiums earned on Citizens' policies in their assumption period, which had reduced policy acquisition costs in 2024.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2025 and 2024 and were approximately $175.8 million and $137.5 million , respectively, representing 16.3% and 17.4%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing to support the Company’s increased policies in force. Personnel count increased to 504 at December 31, 2025 from 346 at December 31, 2024.

Interest expense. Interest expense decreased to $3.6 million for the year ended December 31, 2025 from $3.8 million for the year ended December 31, 2024. The decrease was due primarily to the decrease in outstanding debt.

Depreciation expense. Depreciation expense for the year ended December 31, 2025 and 2024 was $4.9 million and $2.4 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects that were put into production in 2024.

Amortization expense. Amortization expense for the year ended December 31, 2025 and 2024 was $7.6 million and $7.9 million, respectively, representing 0.7% and 1.0%, respectively, of net premiums earned. The decrease was due primarily to an intangible asset being fully amortized at the end of 2024.

Income tax expense. Income tax expense was $145.3 million and $68.9 million for the year ended December 31, 2025 and 2024, respectively. Our effective tax rate for each of the year ended December 31, 2025 was 24.66% and December 31, 2024 was 25.5%. The decrease in tax rate was primarily due to the favorable treatment of stock options.

Ratios

Loss ratio. Our loss ratio decreased to 21.8% for the year ended December 31, 2025 from 42.8% for the year ended December 31, 2024, primarily as a result of increased net premiums earned from increased policies in force and a decrease in catastrophe losses from hurricane and non-hurricane weather activity.

Expense ratio. Our expense ratio increased to 30.3% for the year ended December 31, 2025 from 29.5% for the year ended December 31, 2024, primarily due to a reduction in premiums earned from Citizens policies in the assumption period with reduced policy acquisition costs in 2024.

Combined ratio. Our combined ratio decreased to 52.1% for the year ended December 31, 2025 from 72.3% for the year ended December 31, 2024, primarily as a result of increased net premiums earned from increased policies in force and a decrease in catastrophe losses from non-hurricane weather activity.

Policy acquisition expense ratio. Our policy acquisition expense ratio increased to 12.9% for the year ended December 31, 2025 from 10.8% for the year ended December 31, 2024, primarily as a result of a reduction in premiums earned from Citizens' policies in the assumption period with reduced policy acquisition costs in 2024.

Debt to capitalization ratio. Our debt to capitalization ratio decreased to 2.9% for the year ended December 31, 2025 from 8.3% for the year ended December 31 2024, primarily as a result of growth in retained earnings from net income and the IPO proceeds.

Return on equity. Our return on equity decreased to 57.4% for the year ended December 31, 2025 from 60.0% for the year ended December 31, 2024, as a result of growth in equity due to retained earnings and the IPO proceeds.

Non-GAAP Financial Measures

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements are not required by, or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) under SEC rules and regulations. We refer to these measures as “non-GAAP financial measures.” For example, in this Report, we present tangible shareholders’ equity and return on tangible equity, which is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. We believe that non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of our non-GAAP financial measures to the most comparable GAAP figures, for the periods presented follows:

Return on tangible equity

The following table sets forth a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure:

	Year Ended December 31,
	2025	2024
Numerator: Net Income	$443,958	$201,125
Denominator:
Average shareholders' equity	773,200	335,379
Less: Average goodwill and other intangible assets	(6,499)	(14,229)
Average tangible shareholders' equity	766,701	321,150
Return on tangible equity	57.9%	62.6%
Return on equity	57.4%	60.0%

Our return on tangible equity decreased to 57.9% for the year ended December 31, 2025 from 62.6% for the year ended December 31, 2024, as a result of growth in equity due to an increase in retained earnings and IPO proceeds.

Liquidity and Capital Resources

We are organized as a Delaware holding company with our operations primarily conducted by our wholly owned insurance company subsidiaries, SIC (domiciled in the State of Florida), Slide Specialty (domiciled in the State of Rhode Island), Slide Reinsurance Holdings, LLC (a holding company which owns 100% of shares of segregated cell T104 of White Rock Insurance (SAC) LTD.) and our services companies Slide MGA, LLC, Clegg Insurance Advisors, LLC D/B/A Homefront, STAT Claims Co., and Trusted Mitigation Contractors.

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

No dividends were paid by SIC in 2025 and 2024. Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of its total liabilities, or $15.0 million. Based on this requirement, SIC was required to maintain capital and surplus of $111.6 million and $70.8 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, and 2024, SIC’s statutory-basis surplus totaled $417.9 million and $208.0 million, meeting the minimum surplus requirements.

As of December 31, 2025 and 2024, we had $1.683 billion and $789.8 million, respectively, in cash, cash equivalents and restricted cash, which primarily consisted of cash, money market accounts and US Treasury bills. We intend to maintain substantial cash or cash-equivalent balances during hurricane season to meet seasonal liquidity needs relating to potential catastrophic losses. However, in the event of a failure of the financial institution, there is a chance we may be unable to access such funds and may incur a loss to the extent such balance exceeds the FDIC insurance limits, which could have a negative impact on our liquidity and financial condition.

Our insurance subsidiaries generate cash through premium collections, investment income and the sale or maturity of invested assets. During our start-up phase, we funded our working capital requirements primarily through private sales of equity. We received net proceeds of approximately $123.5 million primarily from equity issuances through December 31, 2024 and $263.3 million from the IPO proceeds. See “—Equity Issuances.” We use our cash to pay reinsurance premiums, losses and loss adjustment expenses incurred, net, policy acquisition and other underwriting expenses, salaries and employee benefits and other expenses, as well as to purchase investments.

Although we can provide no assurances, we believe that the net proceeds from our IPO, together with our available cash, cash equivalents, and restricted cash balance and cash generated from operations, should be sufficient to meet our working capital requirements and other capital expenditures for the next twelve months.

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

	Year Ended December 31,
	2025	2024	Change	Percent Change
	in thousands except percentages)
Cash flows provided by (used in):
Operating activities	$797,432	$553,886	243,546	44.0%
Investing activities	$(115,183)	$(203,995)	88,812	(43.5)%
Financing activities	$210,877	$(2,411)	213,288	(8846.5)%
Net increase in cash	$893,126	$347,480	545,646	157.0%

For the year ended December 31, 2025, cash flows provided by operating activities was $797.4 million, an increase of $243.5 million from the year ended December 31, 2024, driven by an increase in net income. For the year ended December 31, 2025, cash flows used in investing activities was $115.2 million, a decrease of $88.8 million from the year ended December 31, 2024, driven by the reduced purchases of fixed-maturity securities available-for-sale. For the year ended December 31, 2025, cash flows provided by financing activities was $210.9 million, an increase of $213.3 million from the year ended December 31, 2024, driven by the IPO proceeds.

Credit Facility

On June 25, 2024, we entered into an amended and restated credit agreement with Regions Bank for a $10.0 million revolving credit facility, which was increased to $45.0 million pursuant to an accordion feature on March 20, 2025, a term loan in an aggregate principal amount of $40.0 million and one or more delayed draw term loans in an aggregate principal amount not to exceed $125.0 million (together, the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may from time to time establish one or more additional term loans subject to certain conditions precedent contained therein. The Credit Facility is guaranteed by certain of our subsidiaries and is secured by certain of our cash and deposit account balances. The Credit Facility matures on June 25, 2029. At December 31, 2025, the Company had no borrowings outstanding under the revolving credit facility and an outstanding balance of $34.0 million on the term loan. At December 31, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $170.0 million.

The Credit Facility accrues interest at (i) for base rate loans, the highest of (a) the prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50% per annum, (c) the term secured overnight financing rate (“SOFR”) in effect on such day for a forward-looking interest period of one month commencing on such day, plus 1.00% per annum, and (d) the floor of 0.00% per annum, in each case plus an applicable margin of (x) if the consolidated total leverage ratio, as defined in the Credit Facility, is less than 1.00:1.00, 2.25%, (y) if the consolidated total leverage ratio is greater than or equal to 1.00:1.00 but less than 1.50:1.00, 2.50% or (z) if the consolidated total leverage ratio is greater than or equal to 1.50:1.00, 2.75%, and (ii) for SOFR based loans, the rate per annum equal to the SOFR reference rate for a forward-looking tenor comparable to the then applicable or selected (as applicable) interest period, determined as of a periodic term.

SOFR determination date, or the floor of 0.00% per annum, if applicable, plus an applicable margin of (x) if the consolidated total leverage ratio is less than 1.00:1.00, 3.25%, (y) if the consolidated total leverage ratio is greater than or equal to 1.00:1.00 but less than 1.50:1.00, 3.50% or (z) if the consolidated total leverage ratio is greater than or equal to 1.50:1.00, 3.75%.

Line of Credit

At January 1, 2024, we had an undrawn Line of Credit in the amount of $0.2 million. The line of credit was closed in March 2024. At December 31, 2025, we do not maintain any other off-balance sheet arrangements. Please see Note 18, Commitments and Contingencies, in the notes to our financial statements included elsewhere in this Report for more information. We do not maintain any other off-balance sheet arrangements.

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

Taxation

Deferred Tax Asset and Current Tax Liability

We report a deferred tax asset arising from the portion 20% of unearned premiums that are recognized as taxable income in advance of being earned and recognized as income for financial reporting purposes. Accordingly, our income taxes currently paid and payable also reflect this temporary difference between taxable income and earned income reported in our financial statements. Our increase in unearned premium reserves and the associated discount represent approximately $42.1 million. The offset of deferred tax liability for deferred acquisition costs is approximately $23.8 million. The increases in our deferred tax asset from December 31, 2024 through December 31, 2025 reflect the significant unearned premiums arising from our assumption transactions and the additional resulting temporary differences due to certain amounts being taxable in advance of being recognized as earned for financial reporting purposes.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2025:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
Loss and loss adjustment expense reserves	$439,715	$284,773	$143,147	$11,081	$714
Debt securities and credit agreements	36,500	6,000	8,500	22,000	—
Interest payable (1)	6,576	2,233	3,616	727	—
Operating lease obligations	10,913	2,273	5,004	3,636	—
Total	$493,704	$295,279	$160,267	$37,444	$714

(1)
Interest on the Credit Facility is calculated using 7.09% in effect at December 31, 2025 with the assumption that interest rates remain flat over the remainder of the period that the Credit Facility is outstanding. At our option, we may prepay the Credit Facility, in whole or in part, without premium or penalty.

Reserves for losses and LAE represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. Estimating reserves for losses and LAE is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on our own, industry and peer group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period will be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and LAE are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and LAE totaled $146.1 million and $341.1 million at December 31, 2025 and December 31, 2024, respectively.

Financial Condition

Stockholders’ Equity

As of December 31, 2025, and 2024, stockholders’ equity was $1,113.2 million and $433.2 million, respectively. The increase was primarily due to increased retained earnings.

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

Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities and equity securities. As of December 31, 2025, the majority of our investments, or $588.2 million, was comprised of fixed income securities rated BBB- or better. Our investments also include $4.0 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $1,201.2 million and a restricted cash balance of $481.8 million as of December 31, 2025.

As of December 31, 2024, the majority of our investments, or $464.8 million, was comprised of fixed income securities rated BBB- or better. Also included in our investments were $4.5 million of other investments. In addition, we maintained a non-restricted cash and cash equivalent balance of $493.4 million and a restricted cash balance of $296.4 million as of December 31, 2024.

As of December 31, 2025, and 2024, the amortized cost and fair value on available for sale securities were as follows.

	As of December 31, 2025
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$155,600	$157,575	26.7%
Obligations of state and political subdivisions	203,485	207,274	35.1%
Corporate securities	171,501	175,007	29.7%
Asset-backed securities	49,536	49,864	8.5%
Total available for sale investments	$580,122	$589,720	100%

	As of December 31, 2024
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$166,641	$166,283	35.76%
Obligations of state and political subdivisions	17,344	17,222	3.70%
Corporate securities	149,104	150,025	32.27%
Asset-backed securities	106,681	106,586	22.92%
Certificate of deposits	23,061	23,097	4.97%
Obligations of foreign governments	1,754	1,753	0.38%
Total available for sale investments	$464,585	$464,966	100%

The following tables provide the credit quality of available for sale investments as of December 31, 2025, and 2024:

	As of December 31, 2025
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$55,471	$56,321	9.6%
AA+	242,675	245,780	41.7%
AA	56,183	57,084	9.7%
AA-	40,755	41,733	7.1%
A+	34,234	34,815	5.9%
A	37,219	37,755	6.4%
A-	31,055	31,712	5.4%
BBB+	42,157	43,334	7.3%
BBB	35,257	35,935	6.1%
BBB-	3,694	3,772	0.6%
Not Rated	1,420	1,480	0.2%
Total available for sale investments	$580,122	$589,720	100%

	As of December 31, 2024
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$210,924	$210,577	45.29%
AA+	28,231	28,222	6.07%
AA	24,871	24,792	5.33%
AA-	37,501	37,378	8.04%
A+	38,250	38,228	8.22%
A	26,798	26,992	5.81%
A-	33,969	34,131	7.34%
BBB+	24,297	24,612	5.29%
BBB	31,894	32,171	6.92%
BBB-	7,686	7,699	1.66%
Not Rated	164	164	0.04%
Total available for sale investments	$464,585	$464,966	100%

The amortized cost and fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2025, and 2024 are displayed in the tables below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$48,155	$48,353	8.2%
Due after one year through five years	303,205	309,550	52.5%
Due after five years through 10 years	165,622	168,346	28.5%
Due after 10 years	63,140	63,471	10.8%
Total available for sale investments	$580,122	$589,720	100%

	As of December 31, 2024
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$56,574	$56,666	12.2%
Due after one year through five years	286,584	287,703	61.9%
Due after five years through ten years	112,702	112,117	24.1%
Due after ten years	8,725	8,480	1.8%
Total available for sale investments	$464,585	$464,966	100.0%

Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. Our current critical accounting policies and estimates are as follows:

Premiums. We record direct and assumed written premiums as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premium liability. On the policy effective date, we reduce the advance premium liability and record the premiums.

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

Our reserves as of December 31, 2025 were in excess of the reserves estimated and evaluated by our Chief Actuarial Officer to be necessary to meet the requirements of the insurance laws of Florida, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $98.4 million of recorded case reserves, we recorded $341.3 million of IBNR reserves as of December 31, 2025 to achieve overall reserves of $439.7 million.

The process of establishing our reserves is complex and necessarily imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the impact of changes in our loss reserves on our net income, stockholders’ equity and liquidity as of and for the year ended December 31, 2025.

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
	(dollars in thousands)
Loss Reserves	$348,570	$277,761	(25.5)%	$456,127	23.6%
Impact on:
Net income	443,958	497,306	10.7%	362,925	(22.3)%
Shareholders’ equity	1,113,241	1,166,589	4.6%	1,032,208	(7.9)%
Adjusted cash, cash equivalents and investments(1)	1,682,968	1,736,316	3.1%	1,601,935	(5.1)%

(1)
Adjusted cash, cash equivalents and investments is intended to present a measure of future liquidity and consists of cash, cash equivalents and investments, less loss reserves, net of taxes, assuming a 24.66% tax rate.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no amounts uncollectible under our reinsurance program or bad debt expense related to reinsurance during the year ended December 31, 2025, or the year ended December 31, 2024.

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2024, and December 31, 2025. Changes in interest rates subsequent to December 31, 2024 or December 31, 2025 may affect the fair value of our investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2024, and December 31, 2025 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2025 ($ in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$522,170	$(67,550)	(11.5)%
200 basis point increase	545,050	(44,671)	(7.6)%
100 basis point increase	567,566	(22,154)	(3.8)%
100 basis point decrease	611,511	21,791	3.7%
200 basis point decrease	632,939	43,219	7.3%
300 basis point decrease	654,003	64,283	10.9%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector. Pursuant to our investment policy, only $1.0 million may be invested in below investment grade bonds. The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.50 years and 3.29 years at December 31, 2025 and 2024, respectively. To the extent interest rates decrease during 2025, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2025, the estimated weighted average credit quality rating of the fixed maturity securities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2024. For more information regarding the composition of our fixed-maturity securities portfolio, see “—Financial Condition—Investment Portfolio” above.

Foreign Currency Exchange Risk

At December 31, 2025, we did not have any material exposure to foreign currency related risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Audit Committee

Slide Insurance Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Slide Insurance Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the two-year period ended December 31, 2025, and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ Forvis Mazars, LLP

Charlotte, North Carolina

February 27th, 2026

Slide Insurance Holdings, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollar amounts in thousands, except per share and par value amounts)

	2025	2024
ASSETS
Invested assets:
Fixed-maturity securities, available-for-sale, at estimated fair value (amortized costs: $580,122 and $464,585, respectively and allowance for credit losses: $0 and $0 respectively)	$589,720	$464,966
Other investments, net	4,000	4,548
Total invested assets	$593,720	$469,514
Cash and cash equivalents	1,201,210	493,409
Restricted cash	786	631
Restricted cash - variable interest entity	480,972	295,802
Accrued interest income	7,281	5,569
Assumed premiums receivable	34,290	10,284
Premiums receivable, net of allowance for credit loss of $3,294 and $2,295, respectively	90,576	47,642
Reinsurance recoverable on paid losses, net of allowance for credit loss: $0 and $0, respectively	16,183	—
Reinsurance recoverable on unpaid losses, net of allowance for credit loss: $0 and $0, respectively	146,128	341,051
Prepaid reinsurance premiums	202,748	148,288
Deferred tax assets	18,332	17,371
Deferred policy acquisition costs	93,728	65,046
Property and equipment, net	11,585	13,578
Right-of-use lease asset, operating	8,476	8,390
Intangibles, net	99	7,692
Goodwill	2,603	2,603
Prepaid expenses	8,932	4,192
Other assets	816	865
Total assets	$2,918,465	$1,931,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$439,715	$595,487
Unearned premiums	1,000,611	696,310
Commissions payable	9,049	8,254
Advanced recoveries on reinsurance	—	4,844
Deferred revenue	90	90
Reinsurance premiums payable	160,330	70,452
Long-term debt, net	33,687	39,190
Interest rate swap liability	62	117
Income taxes payable	93,555	43,943
Advanced premiums	30,518	12,051
Premium tax liabilities	5,075	1,206
Accounts payable and accrued expenses	19,768	13,858
Lease liability, operating	9,649	9,063
Other liabilities	3,115	3,903
Total liabilities	$1,805,224	$1,498,768
Shareholders’ equity:
Common Stock (par value $0.01, 1,500,000,000 shares authorized, 123,889,446 and 56,224,168 issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	1,239	562
Preferred stock (par value $0.01, 150,000,000 shares authorized, 0 and 51,374,125 issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	—	514
Additional paid-in capital	351,688	122,607
Accumulated other comprehensive income (loss), net of taxes	7,165	285
Retained earnings	753,149	309,191
Total shareholders’ equity	$1,113,241	$433,159
Total liabilities and shareholders’ equity	$2,918,465	$1,931,927

See Accompanying Consolidated Notes

Slide Insurance Holdings, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share amounts)

	2025	2024
Revenues:
Gross premiums written	$1,795,516	$1,333,864
Change in unearned premiums	(304,301)	(236,564)
Gross premiums earned	1,491,215	1,097,300
Ceded premiums earned	(411,687)	(304,861)
Net premiums earned	1,079,528	792,439
Net investment income	66,417	47,061
Policy fees	8,243	6,550
Other income	1,713	764
Total revenue	$1,155,901	$846,814
Expenses:
Losses and loss adjustment expenses incurred, net	235,462	339,293
Policy acquisition and other underwriting expenses	139,375	85,970
General and administrative expenses	175,750	137,507
Interest expense	3,631	3,754
Depreciation expense	4,850	2,447
Amortization expense	7,594	7,868
Total expenses	$566,662	$576,839
Net income before income tax expense	589,239	269,975
Income tax expense	145,281	68,850
Net income	$443,958	$201,125
Weighted average shares outstanding (in thousands)
Basic	93,373	56,224
Diluted	131,958	121,137
Earnings per share
Basic	$4.75	$3.58
Diluted	$3.36	$1.66

See Accompanying Consolidated Notes

Slide Insurance Holdings, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands)

	2025	2024
Net income	$443,958	$201,125
Other comprehensive income:
Unrealized gains (losses) on securities during the year	9,217	(3,091)
Other comprehensive income (loss), before tax	9,217	(3,091)
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the year	2,337	(784)
Income tax expense (benefit) on other comprehensive income (loss)	2,337	(784)
Other comprehensive income (loss)	6,880	(2,307)
Comprehensive income	$450,838	$198,818

See Accompanying Consolidated Notes

Slide Insurance Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of December 31, 2024	56,224,168	562	51,374,125	514	122,607	309,191	285	433,159
Exercise of vested common stock options	1,583,384	16	—	—	1,672	—	—	1,688
Vesting of rsus	1,005,294	9	—	—	(9)	—	—	—
Stock-based compensation	—	—	—	—	12,070	—	—	12,070
Other financing activities	—	—	—	—	(2,463)	—	—	(2,463)
Net income	—	—	—	—	—	443,958	—	443,958
Other comprehensive loss	—	—	—	—	—	—	6,880	6,880
Conversion of Preferred Stock to Common Stock as part of IPO	51,374,125	514	(51,374,125)	(514)	—	—	—	—
Initial Public Offering	16,666,667	167	—	—	263,333	—	—	263,500
Shares withheld for taxes (net share settlement)	(336,660)	(3)	—	—	(5,548)		—	(5,551)
Repurchase and retirement of common stock	(2,627,532)	(26)	—	—	(39,974)	—	—	(40,000)
Balance as of December 31, 2025	123,889,446	1,239	—	—	351,688	753,149	7,165	$1,113,241

Balance as of December 31, 2023	56,224,168	$562	50,833,288	$508	$125,870	$108,066	$2,592	$237,598
Repurchase and retirement of preferred stock	—	—	(121,000)	—	(540)	—	—	(540)
Issuance of preferred capital stock	—	—	661,837	6	(5)	—	—	1
Other financing activities	—	—	—	—	(5,600)	—	—	(5,600)
Stock-based compensation	—	—	—	—	2,882	—	—	2,882
Net income	—	—	—	—	—	201,125	—	201,125
Other comprehensive income	—	—	—	—	—	—	(2,307)	(2,307)
Balance as of December 31, 2024	56,224,168	562	51,374,125	514	122,607	309,191	285	$433,159

See Accompanying Consolidated Notes

Slide Insurance Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands)

	2025	2024
Cash flows from operating activities:
Net income	$443,958	$201,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	12,443	10,315
Provision for deferred income taxes	(3,299)	(5,118)
Stock based compensation	12,070	2,882
Amortization of deferred loan costs	793	372
Gain on sale of investments	(13)	(10)
Net amortization of premiums on investments in fixed-maturity securities	(2,648)	(3,258)
Change in value of interest rate swap	(55)	(179)
Purchase of transferable tax credits	(65,360)	—
Change in operating assets and liabilities:
Accrued interest income	(1,712)	(3,178)
Premiums receivable	(66,940)	13,139
Reinsurance recoverable on paid losses	(21,027)	14,720
Reinsurance recoverable on unpaid losses	194,923	(235,959)
Prepaid reinsurance premiums	(54,460)	(65,875)
Prepaid expenses	(4,740)	(2,518)
Deferred policy acquisition costs	(28,682)	(22,051)
Other assets	49	325
Loss and loss adjustment expense reserves	(155,772)	345,920
Unearned premiums	304,301	236,564
Advanced premiums	18,467	1,069
Income taxes payable	114,972	16,633
Premium taxes payable	3,869	1,309
Commissions payable	795	3,469
Reinsurance premiums payable	89,878	42,759
Accounts payable and accrued expenses	5,910	3,857
Net lease liability, net	500	(5)
Other liabilities	(788)	(2,421)
Net cash provided by operating activities	$797,432	$553,886
Cash flows from investing activities:
Purchase of fixed-maturity securities available-for-sale	(197,743)	(234,603)
Proceeds from maturities and redemptions of fixed-maturity securities available-for-sale	84,869	40,024
Proceeds from redemption of other investments	548	672
Purchase of property and equipment	(2,857)	(10,088)
Net cash used in investing activities	$(115,183)	$(203,995)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1,687	—
Repurchase and retirement of common stock	(40,000)	—
Issuance of long-term debt	—	40,000
Repayment of long-term debt	(6,000)	(32,580)
Payment of debt issuance costs	(296)	(3,692)
Purchase and retirement of preferred stock	—	(540)
Other financing costs	(2,463)	(5,600)
Proceeds from the issuance of initial public offering	263,500
Shares withheld for taxes (net share settlement)	(5,551)
Proceeds from the issuance of preferred capital stock	—	1
Net cash provided by financing activities	$210,877	$(2,411)
Net increase in cash, cash equivalents and restricted cash	893,126	347,480
Cash, cash equivalents and restricted cash, beginning of period	$789,842	$442,362
Cash, cash equivalents and restricted cash, end of period	$1,682,968	$789,842
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest paid	$1,787	$3,699
Income taxes paid	$33,525	$58,506

See Accompanying Consolidated Notes

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

Slide Specialty Insurance Company (f/k/a Pawtucket Insurance Company) (“Slide Specialty”) – a wholly owned property casualty insurance company licensed in New York, New Jersey, Rhode Island and South Carolina. Slide Specialty was acquired in February 2025 and had no assets, liabilities or capital and had not written any insurance policies. The license for Slide Specialty was acquired in 2021, and the Company recorded the associated intangible assets in 2021. The Rhode Island Department of Business Regulation; Division of Insurance approved the acquisition in February of 2025, which is when Slide Specialty legally became a wholly owned subsidiary of the Company. On July 24, 2025, the Company changed the name of Slide Specialty from Pawtucket Insurance Company to Slide Specialty Insurance Company.

SIC is domiciled in the state of Florida and is a wholly owned subsidiary of SIH. The insurance subsidiary was incorporated on February 17, 2022, and commenced operations on March 1, 2022, after receiving its Certificate of Authority from the Florida Department of Financial Services, Office of Insurance Regulation (the “FLOIR”). SIC provides homeowners insurance coverage to policyholders in Florida and South Carolina, with Florida policyholders representing 99% of direct written premiums written during 2025.

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

F-79

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2025, there were 123.9 million shares of common stock outstanding and 0 shares of preferred stock outstanding.

Stock Split

On June 18, 2025, the Company effected a 5.5-for-1 stock split of the common stock and preferred stock, respectively. All common stock and preferred stock and per share information included in the accompanying condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect this stock split for all periods presented.

Completion of Initial Public Offering

On June 18, 2025, the Company closed its initial public offering ("IPO") of 24.0 million shares of its common stock, of which 16.7 million shares were sold by the Company and 7.3 million shares were sold by certain selling stockholders, at an initial public offering price of $17.00 per share for gross proceeds of $408.0 million. The Company received net proceeds of approximately $263.5 million, net of approximately $19.8 million of underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares of its common stock by selling stockholders. The Company recorded the transaction within common stock and additional paid-in capital in the consolidated balance sheets as of December 31, 2025. All preferred stock was converted to common stock upon the completion of the IPO.

On June 25, 2025, the underwriters fully exercised their option to purchase an additional 3.6 million shares of common stock from certain selling stockholders of the Company. The purchase of the additional shares brought the gross proceeds from the IPO to $469.2 million. The Company did not receive any proceeds from the sale by such selling stockholders of the additional shares.

Stock Repurchase Program

On August 26, 2025, the Company's Board of Directors ("Board") authorized the 2025 Stock Repurchase Program ("repurchase program"), which allows the Company to repurchase, from time to time, up to $75.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. On November 4, 2025, the Board authorized an increase to the repurchase program to purchase an additional $45.0 million of common stock. The Company has repurchased 2,627,532 shares of common stock for $40.0 million as of December 31, 2025. Upon repurchase, the Company retired the shares of common stock. The repurchase plan has no time deadline and will continue until all authorized shares have been repurchased or otherwise modified or terminated by the Board.

Assumed Business

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. During 2025, the Company was approved by the Florida Department of Financial Services, Office of Insurance Regulation (“FLOIR”) to assume a total of 457,150 policies. The approval date noted is based on actual takeout date and not the date the Company received approval to participate from the FLOIR. The Company assumed approximately 191,850 policies, representing $595.0 million in annualized gross premiums.

During 2024, the Company was approved by the FLOIR to assume a total of 275,600 policies from Citizens. In 2024, approximately 136,000 policies were assumed from Citizens, representing approximately $484.1 million in annualized gross written premiums related to these transactions.

Basis of Presentation

The consolidated financial statements include the accounts of SIH and its wholly-owned subsidiaries, as well as variable interest entities (“VIE) in which the Company is determined to be the primary beneficiary, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which, for SIC, may vary in some respects

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

from statutory accounting principles, which are prescribed or permitted by the FLOIR. All intercompany accounts and transactions have been eliminated in consolidation. The significant accounting policies followed by the Company are summarized below.

Adoption of New Accounting Standard

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01 Leases (Topic 842): Common Control Arrangements. For public entities, this update amends the required amortization period for leasehold improvements associated with common control leases to be over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the asset through a lease. In addition, if the lessor is sub-leasing the asset while simultaneously leasing the asset from an entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group. Once the lessee no longer controls the use of the asset, the asset will be accounted for as a transfer between entities under common control through an adjustment to equity. ASU 2023-01 was adopted by the Company effective January 1, 2024 and did not have a material impact on its financial position.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. ASU 2023-09 is effective for all public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 was adopted by the Company effective December 31, 2025 and applied the disclosure requirements retroactively. See Note 10 Income Taxes in the accompanying notes to the consolidated financial statements for further details.

Consolidation Policy

The Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and VIEs in which the Company is determined to be the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued, and the Company’s involvement with the entity. When assessing the need to consolidate a VIE, the Company evaluates the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the Company’s decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.

Allowance for Credit Losses

Allowance for credit losses represents an estimation of potential losses that the Company may experience due to credit risk. The allowance for credit losses account is a contra account of a financial asset to reflect the net amount expected to be collected. Any increase or decrease in the allowance for credit losses related to investments is recognized and reflected as credit losses on investments in the Company’s consolidated statement of income. For all other financial assets, credit loss expense is included in other operating expenses. When the risk of credit loss becomes certain, the allowance for credit losses account will be written off against the financial asset. Under the CECL model, the Company measures all expected credit losses related to relevant financial assets based on historical experience, current conditions, and reasonable and supportable forecasts which incorporate forward-looking information. The Company primarily uses a discounted cash flow method and a rating-based method in estimating credit losses at a reporting date for financial assets under the scope of the CECL model. The discounted cash flow method is a valuation method used to estimate the value of a financial asset based on its future cash flows. The Company uses this method to determine the expected credit losses for available-for-sale fixed-maturity securities. In addition, the Company elected not to measure an allowance for credit losses for accrued interest receivable as any uncollectible amount is adjusted to interest income on a monthly basis. As of December 31, 2025, the exposure to credit losses for certain financial assets related to non-insurance business is considered immaterial to the Company’s financial position.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

For certain financial assets related to insurance business such as reinsurance recoverable and reinsurance receivable for premium refund, the Company uses a rating-based method, which is a modified version of the probability of default method. It requires two key inputs: a) the liquidation rate and b) the amount of loss exposure. The liquidation rate, which is published annually, is the ratio of impaired insurance companies that were eventually liquidated to the group of insurance companies considered by A.M. Best in its study. The amount of loss exposure represents the future billing balance, net of any collateral, spread over the projected periods that are based on the Company’s historical claim payment pattern. The rating-based method measures credit losses by multiplying the future billings grouped by insurance rating over the projected periods by their corresponding liquidation rates by insurance rating.

On paid losses reinsurance recoverable which is due within 90 days after billing, the Company will rely heavily on each reinsurer’s credit rating, recent financial condition, and historical collection problems, if any, in determining the expected credit loss. For risk attributable to disagreements between an insurer and reinsurer regarding a difference in interpretation of provisions in a reinsurance agreement (“dispute risk”), the Company will continue to use an incurred loss method to estimate losses. At December 31, 2025, there was no dispute risk associated with the reinsurance recoverable balance.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and investments with maturities of three months or less from the date of acquisition. Outstanding checks issued in excess of bank balances (“book overdrafts”) if any are reported as a liability and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. However, in the event of a failure of the financial institution, there is a chance we may be unable to access such funds and may incur a loss to the extent such balance exceeds the FDIC insurance limits, which could have a negative impact on our liquidity and financial condition.

Restricted Cash

Restricted cash represents funds in the Company’s sole ownership held by certain states in which the Company’s insurance subsidiary conducts business to meet regulatory requirements and which are not available for immediate business use. Restricted cash also includes funds held in trust by the VIE where the Company is the primary beneficiary.

Fixed-Maturity Securities Available-for-Sale

All of the Company’s fixed-maturity securities are classified as available-for-sale and are carried at estimated fair value. Changes in unrealized gains and losses, net of taxes, are charged or credited to accumulated other comprehensive income in shareholders’ equity. Amortization of premiums and discounts on investments in fixed-maturity securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on the sale of investments are recognized in the consolidated statement of operations using the specific identification basis.

Other Investments

Other investments consists of preferred interest limited partnership agreements carried at amortized cost, which approximates fair value. Impairment losses on other investments are recognized in the Consolidated Statements of Operations in the period when evidence indicates a decrease in the value of the investment has occurred that is other than temporary.

Premiums Receivable

Premiums receivable are uncollateralized policyholder obligations due under normal policy terms, requiring payment within a specified period from the invoice date and are reflected net of allowances in the accompanying Consolidated Balance Sheets. As of December 31, 2025 and 2024, allowances for uncollectible premiums were $3,294 and $2,295, respectively. The increase in allowances for uncollectible premiums during 2024 resulted in a $45 decrease in unearned premiums during the year ended December 31, 2025.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization, which is included in the Statement of Operations in Other operating expenses. Depreciation is calculated on a straight-line basis over the estimated useful lives. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

The Company capitalizes external costs for internally developed software during the application development stage. During the preliminary project and post-implementation stage, internal-use software development costs are expensed as incurred. Capitalized software costs are depreciated on a straight-line basis over the estimated useful life of three to seven years.

Deferred Policy Acquisition Costs

The Company incurs policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist of commissions paid to outside agents at the time of policy issuance and premium taxes. The Company capitalizes policy acquisition costs to the extent recoverable, then the Company amortizes those costs over the contract period of the related policies.

Goodwill

The Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment Accounting Standards Codification (“ASC”) 350, which changed the guidance on goodwill impairment. Under the guidance, the qualitative assessment of the recoverability of goodwill remains the same, but the second step of the two-step quantitative test, which required calculation of the implied fair value of goodwill, has been eliminated. Instead, an impairment charge is recognized when the carrying value of a reporting unit exceeds its fair value. Any excess of carrying value over fair value is written down as an impairment. This evaluation is performed annually, on May 1 or more frequently if facts and circumstances warrant. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the fair value. The Company has completed the analysis and determined there was no impairment of goodwill as of December 31, 2025 or 2024.

Intangible Assets

The Company reviews Intangibles for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If the Company concludes that impairment exists, the carrying amount is reduced to fair value. If an intangible is considered to have a definite life, such as renewal rights of policies, then the value of the intangible is amortized over the expected life. The Company has completed the analysis as of December 31 and ascertained if any facts or circumstances would indicate impairment through the end of the year and concluded there was no impairment of Intangibles as of December 31, 2025 or 2024.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expenses (“LAE”) reserves are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such reserves are determined based on the assessment of claims reported and the development of pending claims. These reserves are based on individual case estimates for the reported losses and LAE and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to income as the losses and LAE are settled. Salvage and subrogation are deducted from the reserve for claims and claims expense on a cash basis.

The estimates of unpaid loss and LAE are subject to trends in claim severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid loss and LAE reserves. Adjustments are reflected in the Consolidated Statement of Operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Loss and LAE reserves ceded to or recovered from reinsurers are recorded as a reduction to loss and LAE reserves on the Consolidated Statements of Operations.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

These liabilities have been stated gross of reinsurance amounts recoverable from other insurance companies, and have been reduced by $0.0 for estimated salvage and subrogation recoverables at December 31, 2025 and 2024.

Advance Premiums

Premium payments received prior to the policy effective date are recorded as Advance premiums. Once the policy is in force, the premiums are recorded as described under “Revenue Recognition” below.

Leases

The Company leases office equipment and office space from non-affiliates under terms ranging from one month up to eight years. In assessing whether a contract is or contains a lease, the Company first determines whether there is an identified asset in the contract. The Company then determines whether the contract conveys the right to obtain substantially all of the economic benefits from use of the identified asset or the right to direct the use of the identified asset. The Company elects not to record any lease with a term of 12 months or less on the consolidated balance sheet. For such short-term leases, the Company recognizes the lease payments in expense on a straight-line basis over the lease term.

If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the right-of-use (“ROU”) asset and the lease liability is measured from the lease component of the contract and recognized on the consolidated balance sheet. In measuring the lease liability, the Company uses its incremental borrowing rate for a loan secured by a similar asset that has a term similar to the lease term to discount the lease payments. The contract is further evaluated to determine the classification of the lease as to whether it is finance or operating. If the lease is a finance lease, the ROU asset is depreciated to depreciation expense over the shorter of the useful life of the asset or the lease term. Interest expense is recorded in connection with the lease liability using the effective interest method. If the lease is an operating lease, the ROU asset is amortized to lease expense on a straight-line basis over the lease term. For the presentation of finance leases on the Company’s consolidated balance sheets, ROU assets and corresponding lease liabilities are included with property and equipment, net, and long-term debt, respectively. For the presentation of operating leases on the Company’s Consolidated Balance Sheets, ROU assets are presented as right-of-use assets – operating leases and corresponding lease liabilities are reflected as lease liabilities – operating leases.

Interest rate swap

The Company accounts for swaps as either assets or liabilities and carries them at fair value. Interest rate swaps are adjusted to fair value by charges or credits in the Consolidated Statements of Operations and included as a component of interest expense.

Long-term debt

Long-term debt includes debt instruments. A debt instrument is generally classified as a liability and carried at amortized cost, net of any issuance costs. Debt issuance costs are capitalized and amortized to interest expense over the expected life of the debt instrument using the straight-line method.

Common and Preferred Stock Warrants

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which require the measurement and recognition of compensation for all stock-based awards made to employees, non-employee directors (see Note 23 – “Stock-Based Compensation”), and third-party award recipients based on estimated fair values. In accordance with GAAP, the fair value of stock-based awards granted to employees and non-employee directors is generally recognized as compensation expense over the requisite service period, which is defined as the period during which a recipient is required to provide service in exchange for an award. Forfeitures of the Company’s stock-based awards are accounted for on a total future estimated basis. The Company uses a straight-line attribution method for all awards that include only a service-based vesting condition. The Company

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

recognizes expense from performance-based conditions when the events to recognize the performance condition is probable. Compensation expense related to all awards granted to employees and non-employee directors is included in General and administrative expenses in the Consolidated Statement of Operations. The Company receives a windfall tax benefit for certain stock option exercises if these options vest at a higher value than the value used to recognize compensation expense. In the event the stock-based awards vest at a lower value than the value used to recognize compensation expense, the Company experiences a tax shortfall. The Company recognizes tax windfalls and shortfalls in the Consolidated Statement of Operations.

Basic and Diluted Earnings Per Share

Basic net earnings per share is computed by dividing Net income by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the reported period. Common equivalent shares include incremental shares from diluted vested and unvested shares of common stock-based awards, convertible preferred stock and preferred share warrants outstanding during the period based on the “if converted” method under the guidance of ASU 2020-06. During loss periods, common stock equivalents such as stock options and convertible debt are excluded from the calculation of diluted loss per share, as the inclusion would have an anti-dilutive effect.

Insurance Guaranty Association Assessments

The Company’s insurance subsidiaries may be assessed by state associations such as the Florida Insurance Guaranty Association. The assessments are intended to be used for the payment of covered claims of insolvent insurance entities. The assessments are generally based on a percentage of premiums written during or following the year of insolvency. Liabilities are recognized when the assessments are probable to be imposed on the premiums on which they are expected to be based and the amounts can be reasonably estimated. An insurer is generally permitted to recover the entire amount of assessments from in-force and future policyholders through policy surcharges. GAAP provides that the Company should record an asset based on the amount of written or obligated-to-write premiums and limited to the amounts recoverable over the life of the in-force policies.

Income Taxes

The Company files consolidated federal and state income tax returns and allocates taxes among its subsidiaries in accordance with a written tax-allocation agreement.

The Company accounts for income taxes in accordance with GAAP, resulting in two components of income tax expense and benefit: current and deferred. Current income tax expense and benefit reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense and benefit results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than fifty percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of both positive and negative evidence available including recent operating results, available tax planning strategies, and projected future taxable income, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Revenue Recognition

Direct and assumed premiums written are earned pro rata over the terms of the policies, or remaining term of the policy for policies assumed post their origination date. Unearned premium liabilities are established for the unexpired portion of premiums

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

written or assumed. Such unearned premiums are computed on a daily pro rata method for direct and assumed business. At each reporting date, the Company determines whether it has a premium deficiency. A premium deficiency would result if the sum of the Company’s expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded the Company’s related unearned premiums plus investment income. Should the Company determine that a premium deficiency exists, the Company would write off the unrecoverable portion of Deferred policy acquisition cost. At December 31, 2025 and 2024, the Company has recorded no premium deficiency reserve.

The Company considered the Citizens assumed policies as reinsurance accounting as indicated by the ASC 944-20-20 definition of reinsurance includes “assumption or novation reinsurance contracts that are legal replacements of one insurer by another extinguish the ceding entity’s liability to the policyholder”. Further, guidance at ASC 944-20-15-37a. indicates reinsurance accounting applies to any “transaction... whose individual terms indemnify an insurer against loss or liability relating to insurance risk. That is, all contracts, including contracts that may not be structured or described as reinsurance, shall be accounted for as reinsurance if those conditions are met.”

The Citizens policies assumed and the policies acquired from St. Johns Insurance Company in 2022 and United Property Casualty Company in 2023 are short-duration contracts under ASC 944 as the original and remaining policy periods are one year or less. The Company meets the conditions of ASC 944-20-15-41 as it completely assumes the insurance risk of the policy going forward with the policyholder, and as such the Company has risk of significant loss as it has assumed all aspects of the policy going forward. ASC 944 is generally silent on the accounting for an assumed reinsurance contract. ASC 944-20-05-3 simply notes: “Four methods of premium revenue and contract liability recognition for insurance contracts have developed: short-duration contract accounting and three methods of long duration contract accounting.... Generally, the four methods reflect the nature of the insurance entity’s obligations and policyholder rights under the provisions of the contract.” The Company views assuming insurance risk from another insurer or from non-insurers is economically the same and thus would follow the same short-duration contract accounting as its direct written premiums. The Company accounts for the unearned premium pro rata over the remaining policy period similar to direct written premiums. The Company believes its treatment is reasonable based on analogy to the following guidance:

•
ASC 944-30-35-52 provides the following for contract modifications: “Similar to traditional long-duration contracts as discussed beginning in paragraph 944-30-35-46 a revision to a short-duration contract is viewed as a prospective revision with future recognition of unearned premium and amortization of unamortized deferred acquisition costs adjusted, accordingly, on a prospective basis.” This is consistent with the Company’s accounting for the Citizens assumed premiums, noting there are no deferred acquisition costs or payments by the Company to Citizens to amortize.
•
ASC 944-30-35-53 similarly provides: “Consistent with the guidance in paragraphs 944-30-35-1A and 944-605-25-1, unearned premium is recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided, amortization of deferred acquisition costs continues to be recognized in proportion to the premium recognized.”
•
ASC 944-605-35-8 for ceding entities provides: “Prepaid reinsurance premiums recognized under paragraph 944-605-25-20 shall be amortized over the remaining contract period in proportion to the amount of insurance protection provided.” The Company believes it is reasonable that as the assuming entity, it would similarly recognize the unearned premiums assumed in a similar manner.

Policy Fees

Policy fees, which represents fees paid by policyholders to the MGA on all new and renewal insurance policies, are generally recognized as income upon policy inception in accordance with ASC 606, which coincides with the completion of our service obligation of issuing the policy.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective June 1st of

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market conditions. Amounts recoverable from reinsurers are estimated in a manner consistent with the applicable reinsurance contract or contracts. Premiums ceded to other companies are reported as a reduction of Gross premiums earned to arrive at Net premiums earned. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers. The Company may recover reinsurance in advance of paying direct losses. The Company may recover reinsurance in advance of paying direct losses. The Company reports these advance amounts as advanced recoveries on reinsurance.

Risks and Uncertainties

The Company primarily writes homeowners coverage in the state of Florida. The Company’s business could be impacted by negative effects of economic and political forces in Florida, continuing price pressure on new and renewal business, the ability to effectively manage expenses, market competition, and federal and state legislation or governmental regulations of insurance companies. Also, SIC is subject to regulatory requirements, as discussed in Note 17, Regulatory Matters.

The Company insures an area that is exposed to damage from, among other events, hurricanes, wind, tornadoes, hail, sinkholes, and severe thunderstorms. The Company attempts to mitigate its exposure to losses from storms by avoiding geographic concentrations of policies and by purchasing catastrophe reinsurance coverage, further discussed in Note 11, Reinsurance. However, a severe storm, depending on its path and intensity, could result in losses to the Company exceeding its reinsurance protection, and could have a material adverse effect on the consolidated financial position and results of operations of the Company.

There are a number of risks and uncertainties inherent in the process of monitoring impairments relating to invested assets, and determining if an underlying credit event either has or could happen in the future. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer, the risk that information obtained by the Company or changes in other facts and circumstances lead management to change its intent to hold the security to maturity or until it recovers in value, and the risk that management is making decisions based on misstated information in the consolidated financial statements provided by issuers.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Segment Information

The insurance segment derives revenues from direct and assumed premiums written which revenues are earned pro rata over the terms of the policies, or remaining term of the policy for policies assumed post their origination date. Revenue is earned from policies from homeowners, which are annual policies. The accounting policies of the insurance segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”) assesses performance for the insurance segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income and EBITDA. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses net income and EBITDA to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the insurance segment or into other parts of the entity, such as for acquisitions. The significant expenses reviewed by the CODM, which are used to assess performance of the Company, are not disaggregated at a level lower than the captions disclosed within the Consolidated Statement of Operations. Net income is used to monitor budget versus actual results. The CODM also uses net income and EBITDA in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company has one reportable segment: insurance. The insurance segment provides residential homeowners insurance. The Company derives all revenue in the United States of America and manages the business activities on a consolidated basis. The Company’s CODM is the Chief Executive Officer.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

The Company does not believe any of these accounting pronouncements have or will have a material impact on its consolidated financial statements.

2.
Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2025	2024
Cash and cash equivalents	$1,201,210	$493,409
Restricted cash	$786	$631
Restricted cash - variable interest entity	$480,972	$295,802
Total	$1,682,968	$789,842

At December 31, 2025, $81,042 or 4.8% of the Company’s cash and cash equivalents were deposited at one national bank and included $69,145 with four custodians. At December 31, 2024, $98,850 or 12.5% of the Company’s cash and cash equivalents were deposited at one national bank and included $83,687 with four custodians. At December 31, 2025 and 2024, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts. For those banks where the Company’s deposits exceed $250, the Company regularly reviews the financials reports and credit ratings of the banks for any indication of financial stress. The Company determined that no indication of financial stress was evident in any bank where Company deposits exceeded $250 at December 31, 2025 and 2024.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

3.
Basic and Diluted Earnings Per Share (shares reported in thousands)

	2025	2024
Basic earnings per share:
Net income attributable to common stockholders	$443,958	$201,125
Weighted average shares outstanding	93,373	56,224
Basic earnings per share	$4.75	$3.58
Diluted earnings per share:
Net income attributable to common stockholders	$443,958	$201,125
Weighted average shares outstanding	93,373	56,224
Add effect of dilutive securities
Impact of convertible preferred stock	23,646	50,961
Impact of vested and unvested common stock options	1,843	13,375
Impact of RSU awards	13,096	87
Impact of convertible preferred stock warrants	—	490
Diluted weighted average common shares outstanding	131,958	121,137
Diluted earnings per share	$3.36	$1.66

The Company had 0 anti-dilutive shares for the years ended December 31, 2025 and 2024, respectively.

4.
Goodwill and Intangible Assets

Data – Company 1

During the fourth quarter of 2021, the Company entered into a cross-license agreement with an independent third-party insurance company (“Company 1”) whereby the Company would receive historical data, refreshed on a periodic basis, in exchange for a license to use the Company’s proprietary software (once development is complete), common stock, and common stock warrants. The Company recorded deferred revenue of $90 for the promised software license to Company 1. This data is of significant value to the Company in development of its proprietary software. The Company determined a fair value of $2,379 for this data. In March 2023, the Company entered into an amended and restated agreement with Company 1 to sunset the data refresh provisions of the contract. Based on this change in contractual terms, the Company determined that the value of the data was not impaired and that the useful lives of the intangible data asset should be changed from indefinite to three years and began amortization in 2023. Amortization totaled $792 and $795 for 2025 and 2024, respectively.

Data – Company 2

During the fourth quarter of 2021, the Company entered into a cross-license agreement with an independent third-party insurance company (“Company 2”) whereby the Company would receive historical data, refreshed on a periodic basis, in exchange for a license to use the Company’s proprietary software (once development is complete), and common stock warrants. This data is of significant value to the Company in development of its proprietary software. The Company determined a fair value of $821 for this data. During 2022, Company 2 was placed into receivership by the FLOIR and data refreshes were discontinued. As a result, the Company determined the value of the data was not impaired and that the useful lives of the intangible data asset should be changed from indefinite to three years. The Company recorded deferred revenue of $90 in 2021 for the promised software license to Company 2. Due to the receivership and discontinued operations of Company 2 in 2022, the Company has written off deferred revenue of $90 in 2022. As a result of this writeoff, the carrying value of the intangible asset was reduced from $821 to $732. Amortization totaled $0 and $271 for 2025 and 2024, respectively.

Renewal Rights – SJIG Target LLC

In the first quarter of 2022, the Company acquired the renewal rights for over 60,000 policies via the acquisition of SJIG for $25 million. The purchase price included $15 million of cash and $10 million of notes issued to the former owners of SJIG, maturing in 2027. The acquired renewal rights were determined to have a useful life of 46 months, ending December 31, 2025. In 2025 and 2024, amortization of the renewal rights totaled $6,522 and $6,521, respectively.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Renewal Rights – Clegg

During the second quarter of 2022, the Company acquired 100% of the stock and ownership interests of Clegg Insurance Group, Inc. and Clegg Insurance Advisors, LLC (collectively, “Clegg”). The Company acquired renewal rights, initially valued at $1,553, which were estimated using financial projections developed by management for the acquired business and reflects market participant assumptions regarding revenue growth and/or profitability. The renewal rights were determined to have a useful life of four years. In December of 2023, the Company sold the commercial book of business of Clegg, which resulted in a decrease to the intangible asset of $435. In 2025 and 2024, amortization of the renewal rights totaled $279 and $281, respectively.

Clegg Goodwill

During the second quarter of 2022, the Company acquired 100% of the stock and ownership interests of Clegg. The Company paid cash and other consideration in excess of net assets totaling $2,603. This excess was allocated as Goodwill.

As of December 31, 2025 and 2024, goodwill was $2,603 and $2,603, respectively.

	2025	2024
Goodwill balance, beginning of year	$2,603	$2,603
Goodwill acquired	—	—
Goodwill balance, end of year	$2,603	$2,603

The table below details the finite-lived intangible assets, net as of December 31, 2025 and the indefinite and finite-lived intangible assets for December 31, 2024, respectively:

	For the year ended December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
Renewal Rights - SJIG Target LLC	$25,000	$(25,000)	$—	46 months
Data - Company 2	732	(732)	—	3 years
Renewal Rights - Clegg	1,118	(1,019)	99	4 years
Data - Company 1	2,379	(2,379)	—	3 years
	$29,229	$(29,130)	$99

	For the year ended December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
Renewal Rights - SJIG Target LLC	$25,000	$(18,478)	$6,522	46 months
Data - Company 2	732	(732)	—	3 years
Renewal Rights - Clegg	1,118	(740)	378	4 years
Data - Company 1	2,379	(1,587)	792	3 years
	$29,229	$(21,537)	$7,692

As of December 31, 2025 and 2024, intangible assets were $99 and $7,692, respectively. Amortization expense for intangible assets after December 31, 2025 is as follows:

Estimated Amortization
2026	99
$99

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

5.
Fixed-Maturity Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in fixed-maturity securities available-for-sale at December 31, are as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$155,600	$2,011	$(36)	$157,575
States, municipalities and political subdivisions	203,485	3,948	(159)	$207,274
Corporate Bonds	171,501	3,689	(183)	$175,007
Asset-Backed Securities	49,536	333	(5)	$49,864
	$580,122	$9,981	$(383)	$589,720

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$166,641	$418	$(776)	$166,283
U.S. states, territories and possessions	17,344	71	(193)	17,222
Industrial and miscellaneous	149,104	1,350	(429)	150,025
Special Revenue	106,681	527	(622)	106,586
Political subdivisions	23,061	187	(151)	23,097
Hybrid securities	1,754	—	(1)	1,753
	$464,585	$2,553	$(2,172)	$464,966

The amortized cost and estimated fair value of investments in fixed-maturity securities at December 31, 2025, by contractual maturity, are shown below.

	December 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
In one year or less	$48,155	$48,353	$56,574	$56,666
After one year through five years	303,205	309,550	286,584	287,703
After five years through ten years	165,622	168,346	112,702	112,117
After ten years	63,140	63,471	8,725	8,480
	$580,122	$589,720	$464,585	$464,966

Actual maturities may differ from contractual maturities, as the issuers of the securities may have the right to call or prepay obligations with or without penalty.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following tables show the Company’s investments estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025.

	December 31, 2025
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$15,712	$(28)	$1,733	$(8)	$17,445	$(36)
States, municipalities and political subdivisions	26,538	(133)	2,518	(26)	$29,056	$(159)
Corporate Bonds	38,937	(180)	1,241	(3)	$40,178	$(183)
Asset-Backed Securities	2,439	(5)	—	—	$2,439	$(5)
	$83,626	$(346)	$5,492	$(37)	$89,118	$(383)

A total of 61 securities had unrealized losses at December 31, 2025. The Company’s unrealized losses relate to its portfolio of fixed-maturity securities. The Company’s unrealized losses on its fixed-maturity securities were caused by interest rate changes. The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

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

	December 31, 2024
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$93,063	$(729)	$2,975	$(47)	$96,038	$(776)
U.S. states, territories and possess	9,169	(193)	502	—	9,671	(193)
Industrial and miscellaneous	69,745	(389)	3,417	(40)	73,162	(429)
Special revenue	43,829	(604)	2,693	(17)	46,522	(621)
Political subdivisions	4,477	(151)	503	(1)	4,980	(152)
Hybrid securities	1,754	(1)	—	—	1,754	(1)
	$222,037	$(2,067)	$10,090	$(105)	$232,127	$(2,172)

A total of 125 securities had unrealized losses at December 31, 2024. The Company’s unrealized losses relate to its portfolio of fixed-maturity securities. The Company’s unrealized losses on its fixed-maturity securities were caused by interest rate changes. Since the declines in estimated fair value are attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities through a recovery of unrealized losses, even if until maturity of the individual

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

securities, the Company does not consider these investments to need a credit impairment reserve under CECL. The Company realized no credit loss on investments in 2024.

For the years ended December 31, 2025 and 2024, the Company recognized $0 credit loss expense related to fixed-maturity securities in the consolidated statements of income.

Proceeds from maturities, and redemptions of fixed-maturities securities were $84,869 and $40,024 in 2025 and 2024, respectively, with realized gross losses of $13 and $10 on these sales, maturities, and redemptions.

At December 31, 2025 and 2024, SIH had restricted cash of $481,758 and $296,433, respectively, consisting of funds on deposit with regulatory authorities, as required by law and funds held in trust by the VIE where the Company is the primary beneficiary.

Major categories of net investment income, excluding realized gains, are summarized as follows:

	2025	2024
Income:
Available-for-sale fixed-maturity securities	$22,601	$19,562
Cash and short-term investments	44,328	27,823
Other investments	440	604
Total investment income	$67,369	$47,989
Investment expenses	952	928
Net investment income	$66,417	$47,061

6.
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

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following tables present by level the financial assets carried at estimated fair value measured on a recurring basis as of December 31. The tables do not include assets which are measured at historical cost or any basis other than estimated fair value.

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,201,210	$1,201,210	$—	$—	$1,201,210
Restricted cash	786	786	—	—	$786
Restricted cash - variable interest entity	480,972	480,972	—	—	$480,972
Fixed-maturity securities	580,122	317,620	272,100	—	$589,720
	$2,263,090	$2,000,588	$272,100	$—	$2,272,688
Liabilities:
Interest rate swap	$62	$—	$—	$62	$62

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$493,409	$493,409	$—	$—	$493,409
Restricted cash	631	631	—	—	631
Restricted cash - variable interest entity	295,802	295,802	—	—	295,802
Fixed-maturity securities	464,585	323,749	141,217	—	464,966
	$1,254,427	$1,113,591	$141,217	$—	$1,254,808
Liabilities:
Interest rate swap	$117	$—	$—	$117	$117

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

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

Fixed-Maturity Securities

Fixed-Maturity securities represent investments held at fair value in U.S. government and agencies, municipalities and political subdivisions, corporate bonds, states, and asset-backed securities. U.S. government and agencies bonds and corporate bonds are considered to be Level 1 assets due to readily available pricing. Municipalities and political subdivisions, corporate bonds, states, and asset-backed securities are considered to be Level 2 assets due to valuations based on observable inputs.

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
Promissory Notes, 0.00%	2027	Discounted cash flow method, Level 3 inputs
Commercial Loan, variable rate of interest	2029	Discounted cash flow method, Level 3 inputs

The following tables present fair value information for liabilities that are carried on the consolidated balance sheets at amounts other than fair value as of December 31, 2025 and 2024:

	Fair Value Measurements Using
As of December 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$2,500	$—	$—	$2,775	$2,775
Commercial Loan	34,000	—	—	30,088	30,088
Less: unamortized issuance costs	(2,813)	—	—	(2,813)	(2,813)
	$33,687	$—	$—	$30,050	$30,050

	Fair Value Measurements Using
As of December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$4,500	$—	$—	$3,992	$3,992
Commercial Loan	38,000	—	—	37,192	37,192
Less: unamortized issuance costs	(3,310)	—	—	(3,310)	(3,310)
	$39,190	$—	$—	$37,874	$37,874

7.
Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income or loss, which for the Company includes changes in unrealized gains or losses of investments carried at fair value and changes to any credit losses related to these investments. Reclassification adjustments for realized (gains) losses are reflected in net realized investment gains (losses)

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

on the consolidated statements of income. The components of other comprehensive income or loss and the related tax effects allocated to each component were as follows:

	Year ended December 31, 2025
	Before Tax	Income Tax Effect	Net of Tax
Net unrealized losses	$9,217	$2,337	$6,880
Total other comprehensive loss	$9,217	$2,337	$6,880

	Year ended December 31, 2024
	Before Tax	Income Tax Effect	Net of Tax
Net unrealized gains	$(3,091)	$(784)	$(2,307)
Total other comprehensive income	$(3,091)	$(784)	$(2,307)

8.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of amounts paid for commissions and premium taxes that relate directly to and vary directly with the production of new and renewal business.

The policy acquisition costs that the Company has capitalized and is amortizing over the effective periods of the related policies are as follows for the year ended December 31, 2025 and 2024:

	2025	2024
Beginning balance	$65,046	$42,995
Policy acquisition costs deferred	168,057	108,021
Less: Amortization	(139,375)	(85,970)
Ending balance	$93,728	$65,046

9.
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

When a claim is reported to the Company, the claims personnel establish a “case reserve” for the estimated amount of the ultimate amount payable to settle the claim. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the claims adjuster. The individual estimating the reserve considers the nature and value of the specific claim, the severity of injury or damage, location, and the policy provisions relating to the type of loss. Case reserves are adjusted as more information becomes available. It is the Company’s policy to settle each claim as expeditiously as possible.

Reserves are closely monitored and are recalculated periodically using the most recent information on reported claims and a variety of actuarial techniques. Specifically, claims management personnel complete weekly and ongoing reviews of existing case reserves, new claims, changes to existing case reserves, and paid losses with respect to the current and prior years. As the Company continues to expand historical data regarding paid and incurred losses, the data is used to develop expected ultimate loss and LAE ratios, then these expected loss and LAE ratios are applied to earned premium to derive a reserve level for each

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

line of business. In connection with the determination of these reserves, other specific factors such as recent weather-related losses, trends in historical reported and paid losses, and litigation and judicial trends regarding liability will also be considered. Therefore, the expected loss ratio method, among other methods, is used to project an ultimate loss expectation, and then the related loss history must be regularly evaluated and loss expectations updated, with the possibility of variability from the initial estimate of ultimate losses.

The Company maintains IBNR reserves to provide for claims that have been incurred but have not been reported and subsequent development on reported claims. The IBNR reserve is determined by estimating the Company’s ultimate net liability for both reported and unreported claims and then subtracting the case reserves and payments made to date for reported claims.

For all accident years, the following estimation and analysis methods are principally used by the Company’s actuaries to estimate the ultimate cost of losses and LAE. These estimation and analysis methods are typically referred to as conventional actuarial methods.

•
Reported Development Method
•
Paid Development Method
•
Expected Loss Method
•
Reported Bornhuetter-Ferguson (B-F) Method
•
Paid Bornhuetter-Ferguson Method

Selected reserves are based on a review of the indications from these methods as well as other considerations such as emergence since the most recent evaluation and number of open claims for a given accident period. There have been no significant changes in the actuarial methods and assumptions used during the years ended December 31, 2025 and 2024, from those previously employed.

Currently, the estimated ultimate liability is calculated using the principles and procedures described above, which are applied to the lines of business written. However, because the establishment of loss and LAE reserves is an inherently uncertain process, ultimate losses and LAE may exceed the established loss and LAE reserves and have a material, adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

The Company’s reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine the net loss reserves. However, it is believed that a reasonably likely increase or decrease in the severity of claims could impact our net loss reserves.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Activity related to the loss and LAE reserves are summarized as follows:

	2025	2024
Balances at January 1	$595,487	$249,567
Less reinsurance recoverables	$341,051	105,092
Net balances at January 1	254,436	144,475
Incurred related to:
Current year	317,310	362,262
Prior years	(81,848)	(22,969)
Total incurred	$235,462	$339,293
Paid related to:
Current year	113,853	168,990
Prior years	82,458	60,342
Total paid	$196,311	$229,332
Net balances at December 31	293,587	254,436
Plus reinsurance recoverables	146,128	341,051
Balances at December 31	$439,715	$595,487

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the year ended December 31, 2025, the Company recognized favorable development of losses related to prior years of approximately $81,848 primarily to reduce non-catastrophe reserves in response to lower than expected payments. During the year ended December 31, 2024, the Company recognized favorable development of losses related to prior years of approximately $22,968 primarily to reduce non-catastrophe reserves in response to lower than expected payments.

The following is supplementary information about incurred and paid losses and LAE development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred losses and LAE amounts. The information about incurred and paid losses and LAE development for the years ended December 31, 2024, 2023, and 2022 is presented as supplementary information and is unaudited. The information about incurred and paid losses and LAE development for the years ended December 31, 2020 to December 31, 2021, is presented for illustration purposes as the Company did not have any premiums or losses in those accident years.

	Incurred Loss and Loss Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,						Total of IBNR Plus Expected Development On	Cumulative Number of Reported
Accident Year	2020	2021	2022	2023	2024	2025	Reported Claims	Claims (a)
2020	—	—	—	—	—	—
2021	—	—	—	—	—	—
2022	—	—	133,488	127,236	133,538	129,961	4,234	17,189
2023	—	—	—	199,518	170,247	149,737	13,261	9,337
2024	—	—	—	—	362,261	304,500	61,341	24,772
2025	—	—	—	—	—	317,310	158,395	15,932
					Total	$901,508

(a)
The cumulative number of reported claims is measured as the number of per-policyholder, per-event claims for all coverages regardless of whether the claim results in loss or expense to the Company.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Cumulative Paid Losses and Loss Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,
Accident Year	2020	2021	2022	2023	2024	2025
2020	—	—	—	—	—	—
2021	—	—	—	—	—	—
2022	—	—	72,376	104,197	122,295	125,900
2023	—	—	—	78,083	120,327	130,097
2024	—	—	—	—	168,989	238,072
2025	—	—	—	—	—	113,853
					Total	$607,922
	All outstanding reserves before 2020, net of reinsurance					—
	Reserve for loss and loss adjustment expenses, net of reinsurance					$293,587

The following is supplementary and unaudited information about average historical claims duration as of December 31, 2025:

Average Annual Percentage Payout of Incurred Claims by Age Net of Reinsurance as of December 31, 2025
Accident Year	Year 1	Year 2	Year 3	Year 4	Year 5
Percentage	42.8%	34.1%	12.3%	7.8%	—

10.
Income Taxes

The Company files a consolidated federal income tax return. The effective income tax rate for 2025 and 2024 differs from the statutory federal income tax rate primarily due to state income taxes and permanent items, including nondeductible expenses.

The components of income before provision for income taxes are as follows for December 31, 2025 and 2024 :

	2025	2024
Domestic	$145,281	$68,850
Foreign	-	-
Total	$145,281	$68,850

We calculate our provision for federal and state income taxes based on current law. The following is a summary of our net provision for income taxes for December 31, 2025 and 2024 :

	2025	2024
Current:
Federal	$50,173	$58,156
Foreign	-	-
State and local	32,950	15,811
Total Current:	$83,123	$73,967
Deferred:
Federal	63,044	(4,240)
Foreign	-	-
State and local	(886)	(877)
Total Deferred:	$62,158	$(5,117)
Total Income tax provision	$145,281	$68,850

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Unearned premiums	42,113	28,244
Section 174 amortization	2,054	4,402
Right of use liability	2,445	2,297
Loss reserve discount	3,617	3,286
Other assets	1,536	2,795
Total deferred tax assets	$51,765	$41,024
Deferred tax liabilities:
Deferred acquisition costs	(23,755)	(16,486)
Right of use asset	(2,148)	(2,126)
Depreciation expense	(2,571)	(3,027)
Net unrealized investment gains	(2,336)	(97)
Net accretion of discount on securities	(1,272)	(958)
Prepaid expenses	(1,122)	(564)
Other	(229)	(395)
Total deferred tax liabilities	$(33,433)	$(23,653)
Net deferred tax asset	$18,332	$17,371

A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2025 and 2024, management concluded, based on the evaluation of the positive and negative evidence, that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance on the Company’s deferred tax assets is required.

A reconciliation of the statutory federal income tax rate to our effective income tax rate, applying ASU 2023-09 retroactively, is as follows:

	2025	Effective Tax Rate	2024	Effective Tax Rate
U.S. federal statutory tax rate	$123,740	21.00%	$56,944	21.00%
State and local income taxes, net of federal income tax effect(1)	25,145	4.27%	11,613	4.30%
Tax credits	(2,546)	(0.43)%	-	—
Changes in valuation allowances	-	—
Nontaxable or nondeductible items
Stock Compensation Expense	(5,680)	(0.97)%	-	—
162m	2,584	0.44%	-	—
Other	1,114	0.19%	241	0.10%
Changes in unrecognized tax benefits	-
Other adjustments
Other	924	0.16%	52	0.01%
Effective income tax rate	$145,281	24.66%	$68,850	25.41%

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

(1) The state that contributes to the majority (greater than 50%) of the tax effect in this category includes Florida for 2025 and Florida for 2024.

The effective income tax rate for 2025 was 24.66% compared to 25.41% for 2024. The decrease in the effective income tax rate was primarily due to the favorable treatment of stock options. The increase in the provision for income taxes was primarily due to the increase in income before income taxes in the current period.

Cash paid for income taxes consisted of the following for December 31, 2025 and 2024 :

	2025	2024
Federal	$70,360	$45,800
State	28,525	12,706
Foreign	-	-
Total	$98,885	$58,506

In 2025, the individual jurisdiction with cash taxes paid that equaled or exceeded 50% of total income taxes paid was Florida. In 2024, the individual jurisdiction with cash taxes paid that equaled or exceeded 50% of total income taxes paid was Florida. Transferable energy credit purchases are included as part of Federal income taxes paid during the current period.

As of December 31, 2025, all entities within the Company's legal structure are treated as U.S. Corporations.

The Company has no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rates for the year ended December 31, 2025 and 2024. The tax returns filed for the years ending December 31, 2024 and 2023 remain subject to examination by the Company’s major taxing jurisdictions.

The Company does not have any federal net operating loss carryforwards available as of December 31, 2025. The Company has zero state net operating loss carryforwards available as of December 31, 2025.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not currently under audit by the IRS or state jurisdictions for open tax years.

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

11.
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

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

Effective October 29, 2025, the Company entered into a per risk excess of loss treaty for its commercial residential property business retaining $1 million on each risk and ceding the next $9 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties are effective until November 1, 2026.

Effective November 1, 2025, the Company entered into a facultative excess of loss reinsurance contract for its commercial residential property business which provides $65 million of coverage in excess of $10 million for each loss, each risk. Like the per risk treaty, the facultative contract does not cover losses related to named storms.

To minimize the Company’s exposure to losses from catastrophes, primarily hurricanes, the Company has entered into a catastrophe excess of loss agreement, as well as the mandatory participation in the Florida Hurricane Catastrophe Fund (“FHCF”).

The catastrophe excess of loss agreement has a corridor through it, whereby the FHCF picks up 90% of losses and the catastrophe layers pick up the remaining 10%. The mandatory FHCF layer is estimated to be 90% of $1,047.9 million, excess of $557.2 million. Premium for this coverage is estimated to be $71,345. The ultimate net loss for each of the above layers will include any recoveries from the FHCF or so deemed. The FHCF provides catastrophe coverage for named hurricanes up to a maximum limit of 90% of the amount of ultimate losses in the layer, as determined by a premium formula. The Company’s maximum projected payout from the FHCF is estimated to be $943.1 million, with a retention of $557.2 million.

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

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The effects of reinsurance on premiums written and earned are as follows:

	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$1,795,516	$1,491,215	$1,333,864	$1,097,300
Ceded premiums	(463,180)	(411,687)	(368,467)	(304,861)
Net premiums	$1,332,336	$1,079,528	$965,397	$792,439

SIH ceded losses and loss adjustment expenses of $50 and $318,889 in 2025 and 2024, respectively. Based on all available information considered in the rating based method described in Note 1 — “Summary of Significant Accounting Policies,” the Company recognized a credit loss expense of $0 and $0 for the year ended December 31, 2025 and 2024 respectively.

12.
Revolving Credit Facility

On June 25, 2024, the Company entered into an amended and restated credit agreement ("the Credit Agreement") with Regions Bank for (i) $10.0 million revolving credit facility, which was amended to a $45 million revolving credit facility on March 20, 2025, (ii) a term loan in an aggregate principal amount of $40.0 million and (iii) one or more delayed draw term loans in an aggregate principal amount not to exceed $125.0 million (together, the “Credit Facility”). Under the terms of the Credit Facility, borrowings bear interest at an annual rate equal to the three month Secured Overnight Financing Rate (“SOFR”) based on the consolidated leverage ratio as defined in the agreement. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Facility contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances of the revolving credit facility. The unused line fee rate is 0.5%. The Credit Facility matures on June 25, 2029.

At December 31, 2025, the Company had no borrowings outstanding under the revolving credit facility. At December 31, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $45 million.

At December 31, 2025, the Company had no borrowings outstanding under the delayed draw term loan credit facility. At December 31, 2025, the Company was in compliance with all required covenants and had available borrowing capacity of $125 million.

13.
Long-Term Debt

On March 31, 2022, in connection with the acquisition of SJIG Target LLC, the Company issued $10 million of 5-year promissory notes at 0% interest to the former owners of SJIG Target LLC.

On May 3, 2023, the Company entered into a $30 million 3-year commercial loan agreement with a commercial bank. The loan is fully collateralized by assets of the Company. The Company may make voluntary prepayments of principal at any time, in whole or in part. Under the terms of the Credit Agreement, borrowings bear interest at an annual rate equal to the one or three month Secured Overnight Financing Rate (“SOFR”) plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on last business day of each quarter. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants. The Company repaid this loan in full in June 2024 when the Company issued new debt.

On May 3, 2023, in connection with the issuance of the credit facility, the Company incurred loan costs of $847. The Company amortizes these costs over the life of the facility using the straight-line method. Amortization of deferred loan costs is included in Interest expense in the Consolidated Statements of Operations.

In June 2023, to mitigate cash flow effects of the $30 million commercial loan discussed above, the Company entered into an interest rate swap contract (the “Swap Contract”) with Regions Bank, as swap counterparty for an original notional amount of $30 million in loan principal that covers the period from June 30, 2023 through March 31, 2026. Under the Swap Transaction, the Company pays interest at a fixed rate of 4.46% and the swap counterparty pays interest on the notional principal portion for any portion of the floating interest rate that is greater than those rates. As of December 31, 2025 and 2024, the Swap Contract

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

had a fair value of ($62) and ($117), respectively, and is recorded as a liability in the accompanying Consolidated Balance Sheets. The mark-to-market loss of $55 and $179, respectively is recorded in the accompanying Consolidated Statements of Operations for the year ended December 31, 2025 and 2024, as a component of Interest expense in the Consolidated Statements of Operations. For the years ended December 31, 2025 and 2024, interest expense was $3,631 and $3,754, including $497 and $1,042 of amortization of deferred loan costs, respectively.

On June 25, 2024, the Company entered into a $40 million 5-year commercial loan agreement with a commercial bank. The loan is fully collateralized by assets of the Company. The Company may make voluntary prepayments of principal at any time, in whole or in part. Under the terms of the Credit Agreement, borrowings bear interest at an annual rate equal to the one or three month Secured Overnight Financing Rate (“SOFR”) plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants. At December 31, 2025, the Company was in compliance with all covenants.

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

	Issue Date	Interest Rate	Original Principal	Outstanding Principal at December 31, 2025	Outstanding Principal at December 31, 2024
Promissory Notes	3/31/2022	0.00%	$10,000	$2,500	$4,500
Commercial Loan 4	6/25/2024	Variable	40,000	34,000	38,000
Less: Deferred loan costs and debt discount				(2,813)	(3,310)
				$33,687	$39,190

The following summarizes future maturities of long-term debt principal as December 31, 2025:

	Promissory Notes	Commercial Term Loan	Total
2026	2,000	4,000	6,000
2027	500	4,000	4,500
2028	—	4,000	4,000
2029	—	22,000	22,000
	$2,500	$34,000	$36,500

14.
Affiliate Transactions

The Company had no transactions with affiliates in the years ended December 31, 2025 and 2024.

15.
Property and Equipment

Property and equipment are summarized as follows:

	2025	2024
EDP equipment and software	$19,306	$16,449
Less accumulated depreciation and amortization	7,721	2,871
Property and equipment, net	$11,585	$13,578

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Depreciation expense was $4,850 and $2,447 for the year ended December 31, 2025, and 2024, respectively. These assets relate to the development and configuration of an enterprise data warehouse placed in service in 2025, the Company’s policy and claims administration platforms placed in service in August 2024 and June 2024, respectively, and a policy administration platform placed in service in September 2023.

16.
Leases

The Company has entered into operating leases primarily for real estate. The Company will determine whether an arrangement is a lease at inception of the agreement. The operating leases have terms of one to eight years, and often include one or more options to renew. These renewal terms can extend the lease term from two to ten years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company considers these options in determining the lease term used in establishing our right-of-use assets and lease obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Because the rate implicit in each operating lease is not readily determinable, the Company uses its incremental borrowing rate to determine present value of the lease payments.

The components of lease costs were as follows for the respective years:

	2025	2024
Operating lease cost, include in General and Administrative expenses on the Consolidated Statements of Operations	$2,347	$1,766

Right-of-use asset and Lease liability was as follows:

Right of use asset	8,476	8,390
Lease liability	9,649	9,063

Supplemental cash flow information related to our operating leases as follows:

Right of use asset	(86)	1,849
Lease liability	586	1,844

Weighted-average lease term and discount rate for our operating lease was as follows:

Weighted-average remaining lease term Operating lease	4.33 years	5.33 years
Weighted-average discount rate Operating lease	5.51%	5.08%

Future lease payments for our operating lease were as follows as of December 31, 2024:

2026	2,273
2027	2,467
2028	2,537
2029	2,608
Thereafter	1,028
Total lease payments	10,913
Less: imputed interest	1,264
Present value of lease liability	$9,649

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

17.
Regulatory Matters

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the General Corporation Law of the State of Delaware and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries.

SIC and Slide Specialty can only pay dividends to SIH out of its available and accumulated surplus funds, which are derived from realized net operating profits on its business and net unrealized capital gains. Dividend payments without prior written approval of the FLOIR shall not exceed the greater of:

•
The lesser of ten percent of surplus or net income, not including realized capital gains, plus a two-year carryforward;
•
Ten percent of surplus, with dividends payable constrained to unassigned funds, minus 25% of unrealized capital gains;
•
The lesser of 10% of surplus or net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or

In lieu of the above computations, the maximum dividend allowed by the SIC may be up to the greater of 10% of surplus derived from realized net operating profits and realized capital gains or SIC's entire net operating profits and net realized capital gains from the immediately preceding calendar year, provided that SIC will have at least to 115% of minimum required surplus after any such dividend.

No dividends were paid by SIC or Slide Specialty in 2025 and 2024. Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of the Company’s total liabilities, or $15,000. Based on this requirement, SIC was required to maintain capital and surplus of $113,922 and $70,837 as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, SIC’s statutory-basis surplus totaled $417,940 and $207,967, meeting the minimum surplus requirements.

SIC and Slide Specialty are required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. At December 31, 2025 and 2024 SIC and Slide Specialty’s total adjusted capital exceeded the RBC company-action level.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR has adopted the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. Statutory-basis surplus differs from shareholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred, and different timing of recognizing the brokerage income for reinsurance recoverables. In addition, the recognition of deferred tax assets is based on different recoverability assumptions and material differences may also arise from the differing treatment of non-admitted assets and unrealized gains and losses from investments.

18.
Commitments and Contingencies

Various lawsuits against the Company have arisen in the course of the Company’s business. Management does not consider contingent liabilities arising from litigation and other matters material in relation to the financial position of the Company.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

19.
Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations Of Credit Risk

The Company is exposed to credit-related losses in the event that a bond issuer may default on its obligation. The Company mitigates its exposure to these credit-related losses by maintaining bonds with high credit ratings.

The Company also is exposed to credit-related losses in the event that a reinsurer is unable to honor its liabilities to the Company. The Company mitigates its exposure to losses from insolvent reinsurers by continuously monitoring the credit ratings of all of the Company’s reinsurers.

The Company is generally exposed to credit risk of cash deposits in excess of federally insured limits of $250. The Company mitigates its exposure to losses from these cash deposits by monitoring the financial stability of the financial institutions involved.

20.
Retirement Plan

The Company’s full-time employees are eligible to participate in the Company’s 401(k) plan. Management of the Company can elect to make discretionary contributions. The Company made discretionary contributions for the benefit of the Company’s employees of $1,129 and $653 for the years ended December 31, 2025, and 2024, respectively.

21.
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

SIC is subject to assessments by guaranty funds in the states in which it conducts business, a residual market pool, and a state catastrophe reinsurance pool. The activities of these funds and pools include collecting funds from solvent insurance companies to cover losses resulting from the insolvency or rehabilitation of other insurance companies, or deficits generated by Citizens Property Insurance Corporation, and the FHCF. SIC is allowed to recover these assessments through premiums collected from policyholders. As of December 31, 2025, and 2024, SIC had payables relating to these assessments totaling $3,106 and $2,148, respectively. The payable is included within other liabilities on the balance sheet.

22.
Shareholders’ Equity

Prior to June 18, 2025, the Company was authorized to issue one class of common stock (par value of $0.01 per share) to its shareholders. The Company had 40.0 million shares of common stock authorized at December 31, 2024, of which 10.2 million shares were issued and outstanding at December 31, 2024, respectively, pre stock split.

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2025, there were 123.9 million shares of common stock outstanding.

Prior to June 18, 2025, the Company was authorized to issue one class of preferred stock (par value of $0.01 per share) to its shareholders. The Company had 20.0 million shares of preferred stock authorized as of December 31, 2024, of which 9.3 million shares were issued and outstanding at December 31, 2024 pre stock split. All preferred shares had a liquidation preference equal to $13.64 per share and were convertible into shares of common stock at the election of the holder on a one-for-one basis at a price of $13.64 (subject to adjustment if the Company issued shares of common stock at a price less than $13.64). At December 31, 2024, the conversion price remained $13.64 per share. The preferred stock were automatically converted to common stock of the Company in connection with the Company's IPO.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company had issued 120,334 preferred stock warrants with a strike price of $0.01 which were all exercised in 2024.

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

No distributions or dividends were declared or paid during the period ended December 31, 2025 or 2024.

23.
Stock-based Compensation

On December 31, 2025 and 2024, the Company has two share-based compensation plans and one share-based compensation plan, respectively.

2021 Equity Compensation Plan (“The Stock Plan”): The compensation cost that has been charged against income for those plans was $12,070 and $2,282 for 2025 and 2024, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2,976 and $680 for 2025 and 2024, respectively.

The Stock Plan permitted the awarding of common stock share options to its employees and strategic advisors for up to 16,985,293 shares. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three- to five-year vesting schedules. The fair value of each option award is estimated on the grant date using a Black-Scholes model. The compensation expense for the shares is recognized over the requisite service period for the employee. There were no options granted during the year ended December 31, 2025 and 2024.

As part of the IPO, the Company issued the 2025 Omnibus Incentive Plan (the “2025 Plan”), effective as of June 18, 2025. The principal purpose of the 2025 Plan is to attract, retain and motivate selected employees, consultants and directors through the grant of equity-based and cash-based incentive awards to employees, consultants, service providers and non-employee directors of the Company and its affiliates. The 2025 Plan permits for the awarding of common stock share options and restricted stock units for up to 12.0 million shares. There have been 119.3 restricted shares issued as of December 31, 2025.

A summary of option activity under the Stock Plan as of December 31, 2025 and 2024, respectively, and changes during the year then ended is presented below:

Options	(shares in thousands) Shares	Weighted- Average Exercise Price	Weighted- Average remaining contractual term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	14,828	$1.19
Granted	—
Exercised	1,595	0.95
Forfeited or expired	125	0.82
Outstanding at December 31, 2025	13,108	$1.23	6.70	$259,021
Vested or expected to vest at December 31, 2025	13,027	$1.27	6.62	$223,025
Exercisable at December 31, 2025	11,419	$1.34	6.62	$223,025

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Options	(shares in thousands) Shares	Weighted- Average Exercise Price	Weighted- Average remaining contractual term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	15,400	$1.16
Granted	—
Exercised	—
Forfeited or expired	572	0.79
Outstanding at December 31, 2024	14,828	$1.19	7.70	$145,262
Vested or expected to vest at December 31, 2024	10,559	$1.38	7.60	$103,456
Exercisable at December 31, 2024	10,559	$1.38	7.60	$103,456

A summary of the status of the Company’s nonvested shares as of December 31, 2025 and 2024, and changes during the year ended December 31, 2025, is presented below:

Nonvested Shares	(shares in thousands) Shares	Weighted- Average Grant-Date
Nonvested at January 1, 2025	4,268	1.36
Granted	—	—
Vested	2,514	1.46
Forfeited or expired	125	0.82
Nonvested at December 31, 2025	1,629	1.30

Nonvested at January 1, 2024	10,621	1.08
Granted	—	—
Vested	5,877	0.93
Forfeited or expired	476	1.36
Nonvested at December 31, 2024	4,268	1.36

As of December 31, 2025 and 2024, there was $454 and $1,956 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan, respectively. The total value of shares vested during the year ended December 31, 2025 and 2024 was $1,727 and $4,465, respectively.

Included in the tables above are 1.1 million shares of performance-based option shares issued by the Company during 2023. These shares vest based upon performance conditions including the date the board approves that the Company has achieved specific revenue and EBITDA targets. During the years ended 2025 and 2024, 6.1 million shares and 5.2 million shares vested or were expected to vest based on the achievement of the specified performance conditions, respectively. The total fair value of the performance shares vested or expected to vest during 2025 and 2024 were $4,255 and $3,673, respectively. As of December 31, 2025 and 2024, 0.6 million and 1.4 million of the performance-based options were unvested and the performance conditions had not yet been met, with a total value of $485 and $1,067, respectively. The Company has recorded compensation expense, included in General and administrative expense in the Consolidated Statements of Operations and Additional paid-in capital in the Consolidated Balance Sheets, several of the revenue and EBITDA performance conditions as vested for the year ended December 31, 2025 and 2024. The Company believes that it is probable these performance conditions will be met based upon Company performance.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grant include service conditions. The determination of fair value with respect to the awards containing only service-based

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

conditions is based on the option pricing method of determining the fair value of the Company’s stock on the grant date. Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2025, and 2024 is as follows:

Nonvested Shares	(shares in thousands) Shares	Weighted- Average Grant-Date
Nonvested at January 1, 2025	2,127	10.64
Granted	119	16.73
Vested	1,005	10.64
Forfeited or expired	143	10.64
Nonvested at December 31, 2025	1,098	11.28

Nonvested at January 1, 2024	—	—
Granted	2,127	10.64
Vested	—	—
Forfeited or expired	—	—
Nonvested at December 31, 2024	2,127	10.64

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $10,572 and $$431 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, there was approximately $11,653 and $22,204, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1 year.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to Stock-Based compensation for the year ended December 31, 2025 and 2024.

	2025	2024
Deferred tax benefits recognized	$2,976	$680
Tax benefits realized for vested stock	3,542	1,628
Fair value of vested stock	225,397	112,349

24.
Variable Interest Entities

The Company entered into a reinsurance captive arrangement with White Rock Insurance (SAC) Ltd. acting in respect of “Separate Account T104 – Slide,” a VIE in the normal course of business and consolidated the VIE since the Company is the primary beneficiary. See “Note 1 (Nature of Business and Significant Accounting Policies — Consolidation Policy)” for more information about the methodology and significant inputs used to consider whether to consolidate a VIE.

In 2023, SIC entered into reinsurance transactions whereby the VIE provided quota share and catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2023 through May 31, 2024.

In 2024, SIC entered into reinsurance transactions whereby the VIE provided quota share and catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2024 through May 31, 2025.

In 2025, SIC entered into reinsurance transactions whereby the VIE provided quota share, per risk and catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2025 through May 31, 2026.

Slide Insurance Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented.

	December 31,
	2025	2024
Restricted cash and cash equivalents	$480,972	$295,802

26.
Subsequent Events

The Company performed an evaluation of subsequent events through February 27, 2026, the date the consolidated financial statements were issued, and determined there were no recognized or unrecognized subsequent events, other than those listed below, that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2025.

On November 20, 2025, the Company was approved to assume approximately 100,000 residential policies from Citizens through its depopulation program across the first half of 2026. The Company assumed approximately 24,000 policies in February 2026. The policies maintained their original expiration date and totaled approximately $58.7 million of assumed premiums written.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosures controls and procedures were effective as of December 31, 2025 at a reasonable assurance level. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B. Other Information.

(a)
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended December 31, 2025, except as described in the table below:

Name and Title	Date Adopted or Terminated	Type of Trading Arrangement(1)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Robert D. Gries, Jr. (GRM Family Limited Partnership), Board Director	12/12/2025	Rule 10b5-1 trading arrangement	Sale	11/3/2026	507,816
Bruce Lucas (IIM Holdings II, LLC), CEO	11/21/2025	Rule 10b5-1 trading arrangement	Sale	9/16/2026	10,000,000
Shannon Lucas (Securus Risk Management), President and COO	11/21/2025	Rule 10b5-1 trading arrangement	Sale	9/16/2026	1,000,000

(1) The trading arrangement marked as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Rights(#) (1)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column) (#)
Equity compensation plans approved by security holders
The Stock Plan	14,087,706	$0.76	-
2025 Plan	119,326		11,968,614
Total	14,207,032	$0.76	11,968,614

(1) Restricted stock units are included at target payout levels and have no exercise price. As of December 31, 2025, the Company had no equity compensation plans that were not approved by stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report.
(1)
Financial Statements

See Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

Financial statement schedules are omitted because they are not required or applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)
Exhibits

The following additional financial schedules are furnished herewith pursuant to requirements of Form 10-K.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Slide Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 20, 2025).
3.2	Amended and Restated Bylaws of Slide Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on June 20, 2025).
10.1

Form of Indemnification Agreement between Slide Insurance Holdings, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 effective June 17, 2025 (File No. 333-287556)).

10.2^

Amended and Restated Credit Agreement, dated as of June 25, 2024, by and among Slide Insurance Holdings, Inc., as borrower, certain subsidiaries of Slide Insurance Holdings, Inc, as guarantors, the lenders party thereto, Regions Banks, as administrative agent, collateral agent, issuing bank and swingline lender, Synovus Bank as syndication agent and Texas Capital Bank as documentation agent (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 effective June 17, 2025 (File No. 333-287556)).

10.3#	Registration Rights Agreement, dated June 20, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 20, 2025).
10.4†

Employment Agreement, dated as of September 13, 2021, between Bruce Lucas and Slide Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 effective June 17, 2025 (File No. 333-287556)).

10.5†

Employment Agreement, dated as of January 31, 2023, between Jesse Schalk and Slide Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 effective June 17, 2025 (File No. 333-287556)).

10.6†

Employment Agreement, dated as of September 13, 2021, between Shannon Lucas and Slide Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 effective June 17, 2025 (File No. 333-287556)).

10.7†

Slide Insurance Holdings, Inc. 2021 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 effective June 17, 2025 (File No. 333-287556)).

10.8†

Slide Insurance Holdings, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 effective June 17, 2025 (File No. 333-287556)).

10.9

Consent Order, dated January 7, 2022, between the Florida Office of Insurance Regulation and Slide Insurance Company (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 effective June 17, 2025 (File No. 333-287556)).

10.10	Stockholders Agreement, dated June 20, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 20, 2025).
10.11†

Employment Agreement, dated as of October 31, 2025, between Anastasios Omiridis and Slide Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 6, 2025).

10.12†*	Separation Agreement and Release, dated as of November 14, 2025, between Jesse Schalk and Slide Insurance Holdings, Inc.
10.13†*	Form of Restricted Stock Unit Agreement – Slide Insurance Holdings, Inc. 2025 Omnibus Incentive Plan
10.14†*	Form of Performance Stock Unit Agreement - Slide Insurance Holdings, Inc. 2025 Omnibus Incentive Plan
19.1*	Slide Insurance Holdings, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Forvis Mazars, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Slide Insurance Holdings, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished herewith.

† Compensatory plan or arrangement.

^ Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

# Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that the information is not material and is of the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Slide Insurance Holdings, Inc.

Date: February 27, 2026	By:	/s/ Bruce Lucas
Bruce Lucas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce Lucas	Chief Executive Officer, Chairman of the Board, and Director	February 27, 2026
Bruce Lucas

/s/ Anastasios Omiridis	Chief Financial Officer	February 27, 2026
Anastasios Omiridis

/s/ Shannon Lucas	President, Chief Operating Officer, and Director	February 27, 2026
Shannon Lucas

/s/ Robert Gries Jr.	Director	February 27, 2026
Robert Gries Jr.

/s/ Thomas O'Shea	Director	February 27, 2026
Thomas O'Shea

/s/ Beth W. Bruce	Director	February 27, 2026
Beth W. Bruce

/s/ Stephen Rohde	Director	February 27, 2026
Stephen Rohde

/s/ Andrew Wright	Director	February 27, 2026
Andrew Wright