Form 10-Q
period 2026-03-31
Slide Insurance Holdings, Inc.
filed 2026-04-30
CIK 1886428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 114,559,246 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Slide Insurance Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share and par value amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Invested assets:
Fixed-maturity securities, available-for-sale, at estimated fair value (amortized costs: $714,152 and $580,122, respectively and allowance for credit losses: $0 and $0 respectively)	$716,037	$589,720
Other investments, net	4,000	4,000
Total invested assets	$720,037	$593,720
Cash and cash equivalents	1,217,558	1,201,210
Restricted cash	793	786
Restricted cash - variable interest entity	482,050	480,972
Accrued interest income	9,084	7,281
Assumed premiums receivable	9,124	34,290
Premiums receivable, net of allowance for credit loss of $2,723 and $3,294, respectively	69,548	90,576
Reinsurance recoverable on paid losses, net of allowance for credit loss: $0 and $0, respectively	14,779	16,183
Reinsurance recoverable on unpaid losses, net of allowance for credit loss: $0 and $0, respectively	130,999	146,128
Prepaid reinsurance premiums	82,492	202,748
Deferred income tax assets, net	20,813	18,332
Deferred policy acquisition costs	88,291	93,728
Property and equipment, net	10,948	11,585
Right-of-use lease assets, operating	8,050	8,476
Intangibles, net	30	99
Goodwill	2,603	2,603
Prepaid expenses	11,425	8,932
Other assets	3,736	816
Total assets	$2,882,360	$2,918,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$476,258	$439,715
Unearned premiums	934,414	1,000,611
Commissions payable	12,406	9,049
Deferred revenue	90	90
Reinsurance premiums payable	68,931	160,330
Long-term debt, net	32,386	33,687
Interest rate swap liability	16	62
Income taxes payable	117,203	93,555
Advanced premiums	66,358	30,518
Premium tax liabilities	12,101	5,075
Accounts payable and accrued expenses	23,163	19,768
Lease liabilities, operating	9,294	9,649
Other liabilities	16,128	3,115
Total liabilities	$1,768,748	$1,805,224
Shareholders’ equity:
Common Stock (par value $0.01, 1,500,000,000 shares authorized, 117,565,731 and 123,889,446 issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	1,176	1,239
Additional paid-in capital	218,342	351,688
Accumulated other comprehensive income, net of taxes	1,418	7,165
Retained earnings	892,676	753,149
Total shareholders’ equity	$1,113,612	$1,113,241
Total liabilities and shareholders’ equity	$2,882,360	$2,918,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Gross premiums written	$414,792	$278,249
Change in unearned premiums	66,194	72,642
Gross premiums earned	480,986	350,891
Ceded premiums earned	(115,103)	(84,850)
Net premiums earned	365,883	266,041
Net investment income	20,118	13,807
Policy fees	2,590	1,534
Other income	692	211
Total revenue	$389,283	$281,593
Expenses:
Losses and loss adjustment expenses incurred, net	111,073	83,761
Policy acquisition and other underwriting expenses	44,125	28,572
General and administrative expenses	46,173	41,378
Interest expense	852	934
Depreciation expense	1,315	1,146
Amortization expense	69	1,895
Total expenses	$203,607	$157,686
Net income before income tax expense	185,676	123,907
Income tax expense	46,149	31,404
Net income	$139,527	$92,503
Weighted average shares outstanding (in thousands)
Basic	123,342	56,600
Diluted	136,588	123,123
Earnings per share
Basic	$1.13	$1.63
Diluted	$1.02	$0.75

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$139,527	$92,503
Other comprehensive income:
Unrealized gains (losses) on securities	(7,713)	4,638
Other comprehensive gain (loss), before tax	(7,713)	4,638
Income tax expense on other comprehensive gain (loss) on investments	(1,966)	1,163
Income tax expense on other comprehensive gain (loss)	(1,966)	1,163
Other comprehensive gain (loss)	(5,747)	3,475
Comprehensive income	$133,780	$95,978

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollar amounts in thousands)

	Common Stock (a)		Preferred Stock (a)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital (a)	Earnings	Income	Equity
Balance as of December 31, 2025	123,889,446	$1,239	—	$-	$351,688	$753,149	$7,165	$1,113,241
Exercise of vested common stock options	1,317,848	13	—	—	1,274	—	—	1,287
Vesting of rsus	137,512	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	3,079	—	—	3,079
Net income	—	—	—	—	—	139,527	—	139,527
Other comprehensive loss	—	—	—	—	—	—	(5,747)	(5,747)
Shares withheld for taxes (net share settlement)	(54,835)	—	—	—	(666)		—	(666)
Repurchase and retirement of common stock	(7,724,240)	(77)	—	—	(137,032)	—	—	(137,109)
Balance as of March 31, 2026	117,565,731	$1,176	—	$-	$218,342	$892,676	$1,418	$1,113,612

Balance as of December 31, 2024	56,224,168	$562	51,374,125	$514	$122,607	$309,191	$285	$433,159
Exercise of vested common stock options	662,541	7	-	-	646	-	-	653
Other financing activities	—	—	—	—	(355)	—	—	(355)
Vesting of RSUs	6,584	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,014	—	—	3,014
Net income	—	—	—	—	—	92,503	—	92,503
Other comprehensive income	—	—	—	—	—	—	3,475	3,475
Balance as of March 31, 2025	56,893,293	$569	51,374,125	$514	$125,912	$401,694	$3,760	$532,449

(a) All Common Stock share and related dollar information, all Preferred Stock share and related dollar information and Additional Paid-in Capital has been adjusted to reflect the 5.5-for-1 stock split effective June 18, 2025 as discussed in Note 1.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$139,527	$92,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	1,384	3,041
Deferred income tax expense	(513)	(7,921)
Stock-based compensation	3,079	3,014
Amortization of deferred loan costs	199	184
Gain on sale of investments	—	(4)
Net amortization of premiums on investments in fixed-maturity securities	(643)	(794)
Change in value of interest rate swap	(46)	22
Change in operating assets and liabilities:
Accrued interest income	(1,803)	(544)
Premiums receivable	46,194	(13,527)
Reinsurance recoverable on paid losses	1,404	(28,294)
Reinsurance recoverable on unpaid losses	15,129	57,096
Prepaid reinsurance premiums	120,256	90,515
Prepaid expenses	(2,493)	(767)
Deferred policy acquisition costs	5,437	4,296
Other assets	(2,920)	153
Loss and loss adjustment expense reserves	36,543	(24,307)
Unearned premiums	(66,197)	(72,642)
Advanced premiums	35,840	7,831
Income taxes payable	23,648	39,337
Premium taxes payable	7,026	(1,032)
Commissions payable	3,357	1,546
Reinsurance premiums payable	(91,399)	(58,195)
Accounts payable and accrued expenses	3,395	4,946
Net lease liability, net	71	7
Other liabilities	13,013	348
Net cash provided by operating activities	$289,488	$96,812
Cash flows from investing activities:
Purchase of fixed-maturity securities available-for-sale	(151,111)	(7,847)
Proceeds from maturities and redemptions of fixed-maturity securities available -for-sale	17,723	20,035
Proceeds from redemption of other investments	—	168
Purchase of property and equipment	(679)	(588)
Net cash used in (provided by) investing activities	$(134,067)	$11,768
Cash flows from financing activities:
Proceeds from issuance of common stock	1,287	651
Other financing costs	—	(355)
Payment of debt issuance costs	—	(295)
Repayment of long-term debt	(1,500)	(1,500)
Repurchase and retirement of common stock	(137,109)	—
Shares withheld for taxes (net share settlement)	(666)	—
Net cash used in financing activities	$(137,988)	$(1,499)
Net increase in cash, cash equivalents and restricted cash	17,433	107,081
Cash, cash equivalents and restricted cash, beginning of period	1,682,968	789,842
Cash, cash equivalents and restricted cash, end of period	$1,700,401	$896,923
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest paid	$170	$720
Income taxes paid	$22,512	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

1.
Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. As of March 31, 2026, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report for the year ended December 31, 2025. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2025.

In preparing these interim financial statements, management has made judgments and estimates about the future, including climate-related risks and opportunities, that affect the application of accounting policies and the reported amounts of assets and liabilities, income and expenses. Actual results may differ from these estimates. The significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those described in the last annual financial statements.

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

SJIG Target, LLC (“SJIG”) – a wholly owned non-operating entity that holds contractual renewal rights to a portion of the policies issued by SIC.

Clegg Insurance Advisors, LLC (“Homefront”) – a wholly owned insurance agency acquired by the Company during 2022.

SIH Technologies, LLP (“Slide India”) – a wholly owned non-operating entity that is in the process of being dissolved.

Slide Specialty Insurance Company (“Slide Specialty”) – a wholly owned property casualty insurance company licensed in New York, New Jersey, Rhode Island and South Carolina.

The Law Offices of Jonathan Hall, PLLC ("LOJH") - a wholly owned law firm.

SIC is domiciled in the state of Florida and is a wholly owned subsidiary of SIH. SIC was incorporated on February 17, 2022, and commenced operations on March 1, 2022, after receiving its Certificate of Authority from the Florida Department of Financial Services, Office of Insurance Regulation (the “FLOIR”). SIC provides homeowners insurance coverage to

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

policyholders in Florida and South Carolina, with Florida policyholders representing 97% of direct written premiums written for the three months ended March 31, 2026.

SIC is subject to the broad administrative powers of the FLOIR, which include, but are not limited to, limitation of dividends distributable, modification of management services and tax-sharing agreements, limitations on new and renewal business, and requirements for capital and surplus.

SIH filed its original certificate of incorporation with the Secretary of State of the State of Delaware on March 2, 2021, and was authorized to issue 40.0 million shares of common stock at par value of $0.01 per share and 20.0 million shares of preferred stock at par value of $0.01 per share, pre stock split.

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2026 and December 31, 2025, there were 117.6 million and 123.9 million shares of common stock outstanding, respectively, and 0 shares of preferred stock outstanding.

Stock Split

On June 18, 2025, the Company effected a 5.5-for-1 stock split of its common stock and preferred stock. All common stock and preferred stock and per share information included in the accompanying condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect this unit split for all periods presented.

Completion of Initial Public Offering

On June 18, 2025, the Company closed its initial public offering ("IPO") of 24.0 million shares of its common stock, of which 16.7 million shares were sold by the Company and 7.3 million shares were sold by certain selling stockholders, at an initial public offering price of $17.00 per share for gross proceeds of $408.0 million. The Company received net proceeds of approximately $263.5 million, net of approximately $19.8 million of underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares of its common stock by selling stockholders. The Company recorded the transaction within common stock and additional paid-in capital in the condensed consolidated balance sheets as of December 31, 2025. All preferred stock was converted to common stock upon the completion of the IPO.

On June 25, 2025, the underwriters fully exercised their option to purchase an additional 3.6 million shares of common stock from certain selling stockholders of the Company. The purchase of the additional shares brought the gross proceeds from the IPO to $469.2 million. The Company did not receive any proceeds from the sale by such selling stockholders of the additional shares.

Stock Repurchase Program

On August 26, 2025, the Company's Board of Directors ("Board") authorized the 2025 Stock Repurchase Program ("repurchase program"), which allowed the Company to repurchase, from time to time, up to $75.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. On November 4, 2025, the Board authorized an increase to the repurchase program to purchase an additional $45.0 million of common stock. On March 23, 2026, the Company completed the repurchase of the $120 million shares of common stock under the repurchase program.

On March 23, 2026, the Board authorized a new stock repurchase plan, which allowed the Company to repurchase, from time to time, up to $125.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors.

For the three months ended March 31, 2026, under the repurchase program and the new stock repurchase program, the Company repurchased 7,724,240 shares of common stock for $137.1 million.

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

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Assumed Business

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. For the three months ended March 31, 2026, the Company was approved by the FLOIR to assume a total of 101,600 policies. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three months ended March 31, 2026, the Company assumed approximately 28,783 policies, representing $92.3 million in annualized gross premiums.

For the three months ended March 31, 2025, the Company was approved by the FLOIR to assume a total of 176,050 policies. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three months ended March 31, 2025, the Company assumed approximately 12,159 policies, representing $52.5 million in annualized gross premiums. For the year ended December 31, 2025, the Company was approved by the FLOIR to assume a total of 457,150 policies from Citizens. In 2025, approximately 191,850 policies were assumed from Citizens, representing approximately $595.0 million in annualized gross written premiums related to these transactions.

Adoption of New Accounting Standard

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. ASU 2023-09 is effective for all public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 was adopted by the Company effective December 31, 2025 and applied the disclosure requirements retroactively. See Note 7 Income Taxes in the accompanying notes to the condensed consolidated financial statements for further details.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses,” which requires additional information about certain expenses in the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In September 2025, the FASB issued Accounting Standards Update ("ASU") 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The update modifies the accounting for internal-use software development costs by eliminating the stage-based model and establishing new capitalization criteria that apply once a project is authorized, funded, and it is probable the software will be completed and used as intended. The new guidance also introduces the concept of significant development uncertainty to help entities determine the appropriate timing of capitalization and integrates prior website development guidance into Accounting Standards Codification (“ASC”) 350-40. The update is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and does not expect the adoption to have a material effect on its financial position or results of operations.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements", which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

The Company does not believe any of these accounting pronouncements have or will have a material impact on its condensed consolidated financial statements.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

2.
Basic and Diluted Earnings Per Share (shares reported in thousands)

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Net income attributable to common stockholders	$139,527	$92,503
Weighted average shares outstanding	123,342	56,600
Basic earnings per share	$1.13	$1.63
Diluted earnings per share:
Net income attributable to common stockholders	$139,527	$92,503
Weighted average shares outstanding	123,342	56,600
Add effect of dilutive securities
Impact of convertible preferred stock	—	51,374
Impact of vested and unvested common stock options	12,053	13,024
Impact of RSU awards	1,193	2,125
Diluted weighted average common shares outstanding	136,588	123,123
Diluted earnings per share	$1.02	$0.75

The Company does not have any anti-dilutive shares for the three months ended March 31, 2026 and 2025, respectively.

3.
Fixed-Maturity Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in fixed-maturity securities available-for-sale at March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$172,630	$1,075	$(297)	$173,408
States, municipalities and political subdivisions	223,641	2,431	(890)	$225,182
Corporate Bonds	241,109	2,169	(2,127)	$241,151
Asset-Backed Securities	76,772	81	(557)	$76,296
	$714,152	$5,756	$(3,871)	$716,037

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$155,600	$2,011	$(36)	$157,575
States, municipalities and political subdivisions	203,485	3,948	(159)	$207,274
Corporate Bonds	171,501	3,689	(183)	$175,007
Asset-Backed Securities	49,536	333	(5)	$49,864
	$580,122	$9,981	$(383)	$589,720

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The amortized cost and estimated fair value of investments in fixed-maturity securities at March 31, 2026 and December 31, 2025, by contractual maturity, are shown below.

	March 31, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
In one year or less	$49,006	$49,166	$48,155	$48,353
After one year through five years	324,938	328,561	303,205	309,550
After five years through 10 years	239,871	238,817	165,622	168,346
After 10 years	100,337	99,493	63,140	63,471
	$714,152	$716,037	$580,122	$589,720

Actual maturities may differ from contractual maturities, as the issuers of the securities may have the right to call or prepay obligations with or without penalty.

The following tables show the estimated fair value and gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026.

	March 31, 2026
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$42,309	$(287)	$1,235	$(10)	$43,544	$(297)
States, municipalities and political subdivisions	63,701	(829)	2,482	(61)	66,183	(890)
Corporate Bonds	126,179	(2,124)	746	(3)	126,925	(2,127)
Asset-Backed Securities	62,303	(557)	—	—	62,303	(557)
	$294,492	$(3,797)	$4,463	$(74)	$298,955	$(3,871)

A total of 139 securities had unrealized losses at March 31, 2026. The Company’s unrealized losses relate to its portfolio of fixed-maturity securities. The Company’s unrealized losses on its fixed maturity securities were caused by interest rate changes. The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

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

For the three months ended March 31, 2026, the Company did not recognize a credit loss expense related to fixed-maturity securities in the consolidated statements of income.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following tables show the estimated fair value and gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025.

	December 31, 2025
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$15,712	$(28)	$1,733	$(8)	$17,445	$(36)
States, municipalities and political subdivisions	26,538	(133)	2,518	(26)	29,056	(159)
Corporate Bonds	38,937	(180)	1,241	(3)	40,178	(183)
Asset-Backed Securities	2,439	(5)	—	0	2,439	(5)
	$83,626	$(346)	$5,492	$(37)	$89,118	$(383)

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

For the year ended December 31, 2025, the Company did not recognize a credit loss expense related to fixed-maturity securities in the consolidated statements of income.

Proceeds from maturities, and redemptions of fixed-maturities securities were $17,723 and $20,035 for the three months ended March 31, 2026 and 2025, respectively, with realized gross gains of $0 and $4 on these sales, maturities, and redemptions respectively.

At March 31, 2026 and December 31, 2025, the Company had restricted cash of $485,359 and $481,758, respectively, consisting of funds on deposit with regulatory authorities, as required by law and funds held in trust by the VIE where the Company is the primary beneficiary.

Major categories of net investment income, excluding realized gains, are summarized as follows:

	Three Months Ended March 31,
	2026	2025
Income:
Available-for-sale fixed-maturity securities	$8,027	$5,503
Cash and cash equivalents	12,316	8,398
Other investments	100	120
Total investment income	$20,443	$14,021
Investment expenses	325	214
Net investment income	$20,118	$13,807

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

The following table presents by level the financial assets carried at estimated fair value measured on a recurring basis as of March 31, 2026 and December 31, 2025. The table does not include assets which are measured at historical cost or any basis other than estimated fair value.

	March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,217,558	$1,217,558	$—	$—	$1,217,558
Restricted cash	793	793	—	—	793
Restricted cash - variable interest entity	482,050	482,050	—	—	482,050
Fixed-maturity securities	714,152	394,742	321,295	—	716,037
	$2,414,553	$2,095,143	$321,295	$—	$2,416,438
Liabilities:
Interest rate swap	$16	$—	$—	$16	$16

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,201,210	$1,201,210	$—	$—	$1,201,210
Restricted cash	786	786	—	—	786
Restricted cash - variable interest entity	480,972	480,972	—	—	480,972
Fixed-maturity securities	580,122	317,620	272,100	—	589,720
	$2,263,090	$2,000,588	$272,100	$—	$2,272,688
Liabilities:
Interest rate swap	$62	$—	$—	$62	$62

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

Restricted cash

Restricted cash represents cash held by state authorities and the carrying value approximates fair value. Restricted cash also includes cash held in trust by the VIE where the Company is the primary beneficiary and the carrying value approximates fair value. These assets are considered to be Level 1 assets.

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

The following tables present fair value information for liabilities that are carried on the condensed consolidated balance sheets at amounts other than fair value as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements Using
As of March 31, 2026	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$2,000	$—	$—	$2,335	$2,335
Commercial Loan	33,000	—	—	28,437	28,437
Less: unamortized issuance costs	(2,614)	—	—	(2,614)	(2,614)
	$32,386	$—	$—	$28,158	$28,158

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

The policy acquisition costs that the Company has capitalized and is amortizing over the effective periods of the related policies are as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	March 31, 2026	March 31, 2025
Beginning balance	$93,728	$65,046
Policy acquisition costs deferred	38,688	24,276
Less: Amortization	(44,125)	(28,572)
Ending balance	$88,291	$60,750

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

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Activity related to the loss and LAE reserves are summarized as follows:

	Three Months Ended March 31,
	2026	2025
Balances, beginning of period	$439,715	$595,487
Less reinsurance recoverables	146,128	341,051
Net balances, beginning of period	293,587	254,436
Incurred related to:
Current year	111,073	91,018
Prior years	—	(7,257)
Total incurred	$111,073	$83,761
Paid related to:
Current year	23,810	5,119
Prior years	35,591	45,853
Total paid	$59,401	$50,972
Net balances, end of period	345,259	287,225
Plus reinsurance recoverables	130,999	283,955
Balances at March 31	$476,258	$571,180

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the three months ended March 31, 2026, the Company did not experience any prior year development. During the three months ended March 31, 2025, the Company recognized $7,257 of favorable loss development primarily to reduce non-catastrophe reserves in response to lower than expected payments.

7.
Income Taxes

The Company recorded income tax expense of $46,149 and $31,404 for the three months ended March 31, 2026 and 2025, respectively. The income tax expense resulted in an effective tax rate of 24.9% and 25.3% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective income tax rate was primarily due to the favorable treatment of stock options. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state income taxes as well as certain nondeductible and tax-exempt items.

In September of 2025, the Company purchased $67.9 million of transferable Section 45x advanced manufacturing production tax credits for $65.4 million to reduce our federal tax liability. All tax credits have been applied to prior year tax returns.

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

Effective November 1, 2025, the Company entered into a facultative excess of loss reinsurance contract for its commercial residential property business which provides $65 million of coverage in excess of $10 million for each loss, each risk. Like the per risk treaty, the facultative contract does not cover losses related to named storms. These treaties are effective until November 1, 2026.

To minimize the Company’s exposure to losses from catastrophes, primarily hurricanes, the Company has entered into a catastrophe excess of loss agreement, and is required to participate in the Florida Hurricane Catastrophe Fund (“FHCF”).

The catastrophe excess of loss agreement has a corridor through it, whereby the FHCF picks up 90% of losses and the catastrophe layers pick up the remaining 10%. The mandatory FHCF layer is estimated to be 90% of $1,047.9 million, excess of $557.2 million. Premium for this coverage is estimated to be $71.3 million. The ultimate net loss for each of the above layers will include any recoveries from the FHCF or so deemed. The FHCF provides catastrophe coverage for named hurricanes up to a maximum limit of 90% of the amount of ultimate losses in the layer, as determined by a premium formula. The Company’s maximum projected payout from the FHCF is estimated to be $943.1 million, with a retention of $557.2 million.

Effective June 1, 2024, the Company entered into a per risk excess of loss treaty retaining $0.7 million on each property risk and ceding the next $4.3 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties expired on May 31, 2025.

Effective June 1, 2024, the Company entered into a facultative excess of loss reinsurance contract which provides $7 million of coverage in excess of $5 million for each loss, each risk. The reinsurer’s total liability is capped at $14 million.

The catastrophic excess of loss agreement has a corridor through it, whereby the FHCF picks up 90% of losses and the catastrophe layers pick up the remaining 10%. The mandatory FHCF layer is 90% of $791.7 million, excess of $379.3 million. Premium for this coverage is $60.1 million. The ultimate net loss for each of the above layers will include any recoveries from the FHCF or so deemed. The FHCF provides catastrophe coverage for named hurricanes up to a maximum limit of 90% of the amount of ultimate losses in the layer, as determined by a premium formula. The Company’s maximum projected payout from the FHCF is $712.5 million, with a retention of $379.3 million.

Effective October 29, 2024, the Company entered into a per risk excess of loss treaty for its commercial residential property business retaining $1 million on each risk and ceding the next $9 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties expired on November 1, 2025.

Effective October 29, 2024, the Company entered into a facultative excess of loss reinsurance contract for its commercial residential property business which provides $50 million of coverage in excess of $10 million for each loss, each risk. Like the per risk treaty, the facultative contract does not cover losses related to named storms. These treaties expired on November 1, 2025.

9.
Revolving Credit Facility

On June 25, 2024, the Company entered into an amended and restated credit agreement ("the Credit Agreement") with Regions Bank for (i) $10 million revolving credit facility, which was amended to a $45 million revolving credit facility on March 20, 2025, (ii) term loan in an aggregate principal amount of $40 million and (iii) one or more delayed draw term loans in an

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

aggregate principal amount not to exceed $125 million (together, the “Credit Facility”). Under the terms of the Credit Facility, borrowings bear interest at an annual rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) based on the consolidated leverage ratio as defined in the agreement. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Facility contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances of the revolving credit facility. The unused line fee rate is 0.5%. The Credit Facility matures on June 25, 2029.

At March 31, 2026, the Company had no borrowings outstanding under the revolving credit facility. At March 31, 2026, the Company was in compliance with all required covenants and had available borrowing capacity of $45 million.

At March 31, 2026, the Company had no borrowings outstanding under the delayed draw term loan credit facility. At March 31, 2026, the Company was in compliance with all required covenants and had available borrowing capacity of $125 million.

10.
Long-Term Debt

On June 25, 2024, the Company entered into a $40 million 5-year commercial loan agreement with a commercial bank. The loan is fully collateralized by assets of the Company. The Company may make voluntary prepayments of principal at any time, in whole or in part. Under the terms of the Credit Agreement, borrowings bear interest at an annual rate equal to the one- or three-month SOFR plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants. At March 31, 2026, the Company was in compliance with all covenants.

On June 25, 2024, in connection with the issuance of the Credit Facility, the Company incurred loan costs and debt discount of $3,692. The Company amortizes these costs over the life of the Credit Facility using the interest method. Amortization of deferred loan costs is included in Interest expense in the Consolidated Statements of Operations. In connection with the issuance of the Credit Facility, the Company refinanced the credit facility that was issued on May 3, 2023, including the remaining term loan balance of $27,750 that was repaid in full. The Company recognized an extinguishment loss within interest expense on the statement of operations of the remaining deferred loan costs associated with the refinanced credit facility totaling $589 in June 2024.

	Issue Date	Interest Rate	Original Principal	Outstanding Principal at March 31, 2026	Outstanding Principal at December 31, 2025
Promissory Notes	3/31/2022	0.00%	$10,000	$2,000	$2,500
Commercial Loan 4	6/25/2024	Variable	40,000	33,000	34,000
Less: Deferred loan costs and debt discount				(2,614)	(2,813)
				$32,386	$33,687

The following summarizes future maturities of long-term debt principal as March 31, 2026:

	Promissory Notes	Commercial Term Loan	Total
2026	1,500	3,000	$4,500
2027	500	4,000	$4,500
2028	—	4,000	$4,000
2029	—	22,000	$22,000
	$2,000	$33,000	$35,000

11.
Affiliate Transactions

The Company had no transactions with affiliates that have not been fully eliminated in consolidation in the three months ended March 31, 2026 and 2025.

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

The components of lease costs were as follows for the respective years:

	March 31, 2026	March 31, 2025
Operating lease cost, include in General and Administrative expenses on the Consolidated Statements of Operations	$604	$376
Right-of-use lease asset and Lease liability was as follows:
Right-of-use asset	8,050	8,047
Lease liability	9,294	8,727
Supplemental cash flow information related to our operating leases as follows:
Right-of-use asset	425	343
Lease liability	(354)	(336)
Weighted-average lease term and discount rate for our operating lease was as follows:
Weighted-average remaining lease term
Operating lease	4.33 years	5.08 years
Weighted-average discount rate
Operating lease	5.50%	5.08%

Future lease payments for the operating lease were as follows as of March 31, 2026:

2026 (remaining)	1,638
2027	2,462
2028	2,531
2029	2,602
Thereafter	1,219
Total lease payments	10,452
Less: imputed interest	1,158
Present value of lease liability	$9,294

13.
Regulatory Matters

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the General Corporation Law of the State of Delaware and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries.

SIC and Slide Specialty can only pay dividends to SIH out of their available and accumulated surplus funds, which are derived from realized net operating profits on their respective businesses and net unrealized capital gains. Dividend payments without prior written approval of the FLOIR shall not exceed the greater of:

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

•
Ten percent of surplus, with dividends payable constrained to unassigned funds, minus 25% of unrealized capital gains; or
•
The lesser of 10% of surplus or net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains

In lieu of the above computations, the maximum dividend allowed by SIC may be up to the greater of 10% of surplus derived from realized net operating profits and realized capital gains or SIC's entire net operating profits and net realized capital gains from the immediately preceding calendar year, provided that SIC will have at least 115% of minimum required surplus after any such dividend.

No dividends were paid by SIC or Slide Specialty in 2026 and 2025. Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of the Company’s total liabilities, or $15,000. Based on this requirement, SIC was required to maintain capital and surplus of $124,070 and $113,922 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, SIC’s statutory-basis surplus totaled $484,093 and $417,940, meeting the minimum surplus requirements.

SIC and Slide Specialty are required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. At March 31, 2026 and December 31, 2025, SIC and Slide Specialty’s total adjusted capital exceeded the RBC company-action level.

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

SIC is subject to assessments by guaranty funds in the states in which it conducts business, a residual market pool, and a state catastrophe reinsurance pool. The activities of these funds and pools include collecting funds from solvent insurance companies to cover losses resulting from the insolvency or rehabilitation of other insurance companies, or deficits generated by Citizens, and the FHCF. SIC is allowed to recover these assessments through premiums collected from policyholders. As of March 31, 2026, and December 31, 2025, SIC had payables relating to these assessments totaling $3,123 and $3,106, respectively. The payable is included within other liabilities on the balance sheet.

16.
Shareholders’ Equity

Prior to June 18, 2025, the Company was authorized to issue one class of common stock (par value of $0.01 per share) to its shareholders.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2026, there were 117.6 million shares of common stock outstanding.

Prior to June 18, 2025, the Company was authorized to issue one class of preferred stock (par value of $0.01 per share) to its shareholders and had 20.0 million shares of preferred stock authorized pre stock split. All preferred shares had a liquidation preference equal to $13.64 per share and were convertible to common shares at the election of the holder on a one-for-one basis. The preferred stock were automatically converted to common stock of the Company in connection with the Company's IPO.

On June 18, 2025, the company completed its IPO in which it issued and sold 24.0 million shares of common stock, of which 16.7 million shares were sold by the Company and 7.3 million shares were sold by certain selling stockholders, at a public offering price of $17.00 per share.

In connection with the IPO, the company effectuated an approximately 5.5-for-one stock split of its common stock, preferred stock, vested and unvested stock options and vested and unvested restricted share units. Subsequent to the stock split, and prior to the completion of the IPO, all shares of preferred stock, 9.3 million shares, were converted into common stock at a conversion price of $2.48.

No distributions or dividends were declared or paid during the period ended March 31, 2026 or December 31, 2025.

17.
Stock-based Compensation

On March 31, 2026 and 2025, the Company has two share-based compensation plans, the 2021 Equity Compensation Plan (the “Stock Plan”) and the 2025 Omnibus Incentive Plan (the “2025 Plan”), and one share-based compensation plan, the Stock Plan, respectively.

The compensation cost that has been charged against income for the plans was $3,079 for the three months ended March 31, 2026, and $3,014 for the three months ended March 31, 2025, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $765 for the three months ended March 31, 2026, and $764 for the three months ended March 31, 2025.

The Stock Plan permits the awarding of common stock share options to its employees and strategic advisors for up to 16,985,293 shares. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and vest based on three- to five-year vesting schedules. The fair value of each option award is estimated on the grant date using a Black-Scholes model. The compensation expense for the shares is recognized over the requisite service period for the employee. There were no options granted during the three months ended March 31, 2026 and 2025.

As part of the IPO, the Company adopted the 2025 Plan, effective as of June 18, 2025. The 2025 Plan permits the awarding of common stock share options and restricted stock units for up to 12.0 million shares. There have been 460.4 thousand restricted shares issued as of March 31, 2026.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of option activity under the Stock Plan as of March 31, 2026 and March 31, 2025, respectively, and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	13,108	$1.23
Granted	—	—
Exercised	1,318	0.98
Forfeited or expired	28	1.38
Outstanding at March 31, 2026	11,762	$0.79	6.44	$202,398
Vested or expected to vest at March 31, 2026	13,865	$0.83	6.44	$233,005
Exercisable at March 31, 2026	10,541	$0.74	6.40	$223,864

Outstanding at January 1, 2025	14,828	$1.19
Granted	—	—
Exercised	671	0.97
Forfeited or expired	55	1.06
Outstanding at March 31, 2025	14,102	$0.84	7.45	$136,256
Vested or expected to vest at March 31, 2025	9,823	$0.74	7.35	$97,226
Exercisable at March 31, 2025	9,823	$0.74	7.35	$97,226

A summary of the status of the Company’s nonvested shares as of March 31, 2026 and 2025, and changes during the three months ended March 31, 2026, is presented below:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2026	1,629	0.77
Granted	—	—
Vested	413	0.76
Forfeited or expired	28	1.38
Nonvested at March 31, 2026	1,188	0.76

Nonvested at January 1, 2025	4,268	1.36
Granted	—	—
Vested	392	1.19
Forfeited or expired	61	1.06
Nonvested at March 31, 2025	3,815	0.68

For the three months ended March 31, 2026 and 2025, there was $325 and $1,711 of total unrecognized compensation cost related to nonvested share-based compensation arrangement granted under the Stock Plan, respectively. The total value of shares vested during the three months ended March 31, 2026 and 2025 was $314 and $467, respectively.

Included in the tables above are 4.4 million shares of performance-based option shares and 2.2 million shares of performance-based option shares issued by the Company during 2023 and 2021, respectively. These shares vest based upon performance conditions including achievement of specific revenue and EBITDA targets. During the three months ended March 31, 2026 and 2025, 6.05 million and 5.2 million shares, respectively, vested or were expected to vest from the performance-based shares based on achievement of the specified performance conditions, respectively. The total fair value of the performance shares vested or

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

expected to vest during the months ended March 31, 2026 and 2025 were $4,255 and $1,067, respectively. As of March 31, 2026 and 2025, 550 thousand and 1.4 million of the performance-based options were unvested and had not yet had performance conditions met, with a total value of $485 and $1,067, respectively. The Company has recorded compensation expense, included in general and administrative expense in the Consolidated Statements of Operations and additional paid-in capital in the Consolidated Balance Sheets. The Company believes that it is probable this amount will be paid out, based upon Company performance.

Restricted Stock Awards

From time to time, the Company has granted and may grant restricted stock awards to certain executive officers, other employees and nonemployee directors in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grant include service conditions. The determination of fair value with respect to the awards containing only service-based conditions is based on the option pricing method of determining the fair value of the Company’s stock on the grant date. Information with respect to the activity of unvested restricted stock awards during the three months ended March 31, 2026 and March 31, 2025 is as follows:

Nonvested Restricted Stock	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2026	1,098	11.28
Granted	335	16.47
Vested	137	10.64
Forfeited or expired	41	10.64
Nonvested at March 31, 2026	1,254	12.76

Nonvested at January 1, 2025	2,127	10.64
Granted	—	—
Vested	6	10.64
Forfeited or expired	—	—
Nonvested at March 31, 2025	2,121	10.64

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $2,950 for the three months ended March 31, 2026, and $2,711 for the three months ended March 31, 2025, respectively. At March 31, 2026 and March 31, 2025, there was approximately $14,213 and $19,433, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 1.1 years.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to stock-based compensation for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Deferred tax benefits recognized	$765	$764
Tax benefits realized for vested stock	137	300
Fair value of vested stock	208,234	44,669

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

	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents	$482,050	$480,972

19.
Subsequent Events

The Company performed an evaluation of subsequent events through April 30, 2026, the date the consolidated financial statements were issued, and determined there were no recognized or unrecognized subsequent events, other than those listed below, that would require an adjustment or additional disclosure in the consolidated financial statements as of March 31, 2026.

On April 28, 2026, the Board authorized a new stock repurchase program which allows the Company to repurchase, from time to time, up to $100.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. The authorization is effective immediately, has no time limit, and may be modified, suspended or discontinued at any time. Through April 30, 2026, the Company has repurchased 2,997,980 shares of common stock at a weighted average share price of $17.95 under the new stock repurchase program.

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

Overview

Launched in 2021, we are a technology-enabled, fast-growing, coastal specialty insurer. We focus on profitable underwriting of single family, condominium and commercial residential policies in the P&C industry in coastal states along the Atlantic seaboard through our insurance subsidiary, Slide Insurance Company (“SIC”). SIC is licensed in Florida and South Carolina. In February 2025, we acquired an additional insurance subsidiary, Slide Specialty Insurance Company ("Slide Specialty"), which is licensed in New York, New Jersey, Rhode Island and South Carolina. We utilize our differentiated technology and data-driven approach to focus on market opportunities that are underserved by other insurance companies. We acquire policies both from inorganic block acquisitions and subsequent renewals, as well as new business sales through a combination of independent agents and our direct-to-consumer (“DTC”) channel, through which we sell our insurance products directly to end consumers, without the use of retailers, brokers, agents or other intermediaries. We do not depend on any one key product or product line within the coastal specialty homeowners and commercial residential insurance market. We control all aspects of our value chain, including technology, underwriting, actuarial, distribution, claims and risk management which allows us to maximize profitability while maintaining disciplined underwriting standards.

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

We have one reportable segment, insurance. See the below table for a summary of gross premiums written, policy fees, total revenue, combined ratio, return on equity, and return on tangible equity (1) for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, and the total assets, shareholders' equity and tangible shareholders' equity (1) as of March 31, 2026 and December 31, 2025.

	Three Months Ended March 31, (in thousands)		Year Ended December 31, 2025 (in thousands)
	2026	2025	2025
Gross premiums written	$414,792	$278,249	$1,795,516
Policy fees	2,590	1,534	8,243
Total revenue	389,283	281,593	1,155,901
Net income	139,527	92,503	443,958
Combined ratio	55.5%	58.9%	52.1%
Return on equity	12.5%	19.2%	57.4%
Return on tangible equity (1)	12.6%	19.5%	57.9%

	March 31, 2026 (in thousands)		December 31, 2025 (in thousands)
Total Assets	$	2,882,360	$2,918,465
Shareholders' Equity		1,113,612	1,113,241
Tangible Shareholders' Equity (1)		1,110,979	1,110,539

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of tangible shareholder's equity to shareholder's equity and return on tangible equity to return on equity, the most directly comparable GAAP measure.

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

In Q1 2026 we assumed 28,783 policies, representing approximately $67 million in assumed unearned premiums from Citizens. These policies carry no upfront acquisition costs and are captured in our current treaty year reinsurance program.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, (in thousands)
	2026	2025	Change	% Change
Gross premiums written	$414,792	$278,249	$136,543	49.1%
Change in unearned premiums	66,194	72,642	(6,448)	(8.9)%
Gross premiums earned	480,986	350,891	130,095	37.1%
Ceded premiums earned	(115,103)	(84,850)	(30,253)	35.7%
Net premiums earned	365,883	266,041	99,842	37.5%
Net investment income	20,118	13,807	6,311	45.7%
Policy fees	2,590	1,534	1,056	68.8%
Other income	692	211	481	228.0%
Total revenue	$389,283	$281,593	$107,690	38.2%
Losses and loss adjustment expenses incurred, net	111,073	83,761	27,312	32.6%
Policy acquisition and other underwriting expenses	44,125	28,572	15,553	54.4%
General and administrative expenses	46,173	41,378	4,795	11.6%
Interest expense	852	934	(82)	(8.8)%
Depreciation expense	1,315	1,146	169	14.7%
Amortization expense	69	1,895	(1,826)	(96.4)%
Total expense	$203,607	$157,686	$45,921	29.1%
Net income before income tax expense	$185,676	$123,907	$61,769	49.9%
Income tax expense	46,149	31,404	14,745	47.0%
Net income	$139,527	$92,503	$47,024	50.8%
Loss ratio	30.4%	31.5%	(1.1)%
Expense ratio	25.1%	27.4%	(2.3)%
Combined ratio	55.5%	58.9%	(3.4)%
Policy acquisition expense ratio	12.1%	10.7%	1.4%
Debt to capitalization ratio	2.8%	6.6%	(3.8)%
Return on equity	12.5%	19.2%	(6.7)%
Return on tangible equity(1)	12.6%	19.5%	(6.9)%

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased to $414.8 million for the three months ended March 31, 2026 from $278.2 million for the three months ended March 31, 2025. The increase in net premiums written was driven by growth of voluntary new business, renewals of previously acquired Citizens policies, and further Citizens acquisitions.

Our policies in force as of March 31, 2026 were 509,928, compared to 348,029 as of March 31, 2025, a 46.2% increase year-over-year. Our average premium per residential policy decreased from $3,641 at March 31, 2026 compared to $3,933 at March 31, 2025 as a result of a decrease in average premium of Citizens policies assumed. Additionally, our average premium per commercial residential policy was $100,307 at March 31, 2026.

Gross premiums earned. Gross premiums earned increased to $481.0 million for the three months ended March 31, 2026 from $350.9 million for the three months ended March 31, 2025. The increase was driven primarily by the earnings resulting from strong premium production across the portfolio including prior years Citizen acquisitions.

Ceded premiums earned. Ceded premiums for the three months ended March 31, 2026 and 2025 were approximately $115.1 million and $84.9 million, respectively, representing 23.9% and 24.2%, respectively, of gross premiums earned. The $30.3 million increase was primarily attributable to increased catastrophe reinsurance costs in line with growth in policies in force.

Net premiums earned. Net premiums earned increased to $365.9 million for the three months ended March 31, 2026 from $266.0 million for the three months ended March 31, 2025. The increase in net premiums earned in the comparable periods was primarily attributable to increased assumptions of policies from Citizens and increased renewals of existing policies, offset by higher reinsurance costs directly related to the growth of the portfolio.

Net investment income. Net investment income, inclusive of realized investment gains and losses, increased to $20.1 million for the three months ended March 31, 2026 from $13.8 million for the three months ended March 31, 2025, which was attributable to an increase in investable assets. Our average investable assets increased to $2,345 million for the three months ended March 31, 2026 from $1,307 million for the three months ended March 31, 2025.

Policy fees. Policy fees increased to $2.6 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025. The increase in policy fees was primarily attributable to increased renewals of existing policies.

Other income. Other income increased to $0.7 million for the three months ended March 31, 2026 from $0.2 million for the three months ended March 31, 2025. The increase in other income was primarily attributable to an increase in service fee revenue.

Total revenue. Total revenue increased to $389.3 million for the three months ended March 31, 2026 from $281.6 million for the three months ended March 31, 2025. The increase in total revenue was due primarily to an increase in net premiums earned primarily attributable to increased assumptions of policies from Citizens and increased renewals of existing policies.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net increased to $111.1 million for the three months ended March 31, 2026 from $83.8 million for the three months ended March 31, 2025. There were no incurred losses from named storms during the three months ended March 31, 2026 and 2025. The increase in net losses and loss adjustment expenses incurred was primarily driven by the increase in policies in force partially offset by lower catastrophe losses for the period ending March 31, 2026 versus March 31, 2025.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the three months ended March 31, 2026 and 2025 were approximately $44.1 million and $28.6 million, respectively, representing 12.6% and 10.7% of net premiums earned, respectively. The increase was primarily attributable to increased renewal policies from prior year assumed Citizens' policies, resulting in increased policy acquisition costs in 2026.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2026 and 2025 were approximately $46.2 million and $41.4 million, respectively, representing 12.1% and 15.6%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing to support the Company’s increased policies in force. Personnel count increased to 558 at March 31, 2026 from 392 at March 31, 2025.

Interest expense. Interest expense decreased slightly for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was due primarily to the decrease in outstanding debt.

Depreciation expense. Depreciation expense for the three months ended March 31, 2026 and 2025 was $1.3 million and $1.1 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects that were put into production in 2025.

Amortization expense. Amortization expense for the three months ended March 31, 2026 and 2025 was $0.1 million and $1.9 million, respectively, representing 0.0% and 0.7%, respectively, of net premiums earned. The decrease was due primarily to intangible assets being fully amortized at the end of 2025.

Income tax expense. Income tax expense was $46.1 million and $31.4 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate for each of the three months ended March 31, 2026 and 2025 was 24.9% and 25.4%, respectively. The decrease in our effective tax rate was primarily due to the favorable treatment of stock options.

Ratios

Loss ratio. Our loss ratio decreased to 30.4% for the three months ended March 31, 2026 from 31.5% for the three months ended March 31, 2025, primarily due to a decrease in catastrophe losses.

Expense ratio. Our expense ratio decreased to 25.1% for the three months ended March 31, 2026 from 27.4% for the three months ended March 31, 2025, primarily due to scaling impact in net earned premium growth with more moderate operating expense growth and a reduction in amortization expense as intangible assets were fully amortized at the end of 2025.

Combined ratio. Our combined ratio decreased to 55.5% for the three months ended March 31, 2026 from 58.9% for the three months ended March 31, 2025, primarily due to a decrease in catastrophe losses, scaling impact in net earned premium growth with more moderate operating expense growth and a reduction in amortization expense as intangible assets were fully amortized at the end of 2025.

Policy acquisition expense ratio. Our policy acquisition expense ratio increased to 12.1% for the three months ended March 31, 2026 from 10.7% for the three months ended March 31, 2025, primarily due to increased renewal policies from prior year assumed Citizens' policies, resulting in increased policy acquisition costs in 2026.

Debt to capitalization ratio. Our debt to capitalization ratio decreased to 2.8% for the three months ended March 31, 2026 from 6.6% for the three months ended March 31, 2025, primarily as a result of growth in retained earnings from net income.

Return on equity. Our return on equity decreased to 12.5% for the three months ended March 31, 2026 from 19.2% for the three months ended March 31, 2025, as a result of growth in equity due to retained earnings from net income.

Non-GAAP Financial Measures

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements are not required by, or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) under SEC rules and regulations. We refer to these measures as “non-GAAP financial measures.” For example, in this Quarterly Report, we present tangible shareholders’ equity and return on tangible equity, which are a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of our non-GAAP financial measures to the most comparable GAAP figures, for the periods presented follows:

Return on tangible equity

The following table sets forth a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure:

	Three Months Ended March 31, (in thousands)		Year Ended December 31,
	2026	2025	2025
Numerator: Net Income	$139,527	$92,503	$443,958
Denominator:
Average shareholders' equity	1,113,427	482,804	773,200
Less: Average goodwill and other intangible assets	(2,668)	(9,348)	(6,499)
Average tangible shareholders' equity	1,110,759	473,456	766,701
Return on tangible equity	12.6%	19.5%	57.9%
Return on equity	12.5%	19.2%	57.4%

Our return on tangible equity decreased to 12.6% for the three months ended March 31, 2026 from 19.5% for the three months ended March 31, 2025, as a result of growth in equity due to an increase in retained earnings from net income.

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

We may receive cash through (i) capital contributions or issuance of equity and debt securities, (ii) dividends from our insurance company subsidiaries and (iii) distributions from our services companies. We may use these proceeds to contribute funds to our insurance company subsidiaries to support growth, pay dividends, pay taxes, or for other corporate purposes.

SIC can only pay dividends to us out of its available and accumulated surplus funds, which are derived from realized net operating profits on its business and net unrealized capital gains.

No dividends were paid by SIC in 2026 and 2025. Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of its total liabilities, or $15.0 million. Based on this requirement, SIC was required to maintain capital and surplus of $124.1 million and $113.9 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, SIC’s statutory-basis surplus totaled $484.1 million and $417.9 million, meeting the minimum surplus requirements.

As of March 31, 2026 and December 31, 2025, we had $1.700 billion and $1.683 billion, respectively, in cash, cash equivalents and restricted cash, which primarily consisted of cash, money market accounts and US Treasury bills. We intend to maintain substantial cash or cash-equivalent balances during hurricane season to meet seasonal liquidity needs relating to potential catastrophic losses. However, in the event of a failure of the financial institution, there is a chance we may be unable to access such funds and may incur a loss to the extent such balance exceeds the FDIC insurance limits, which could have a negative impact on our liquidity and financial condition.

Our insurance subsidiaries generate cash through premium collections, investment income and the sale or maturity of invested assets. We received net proceeds of approximately $263.3 million from the IPO proceeds. Our insurance subsidiaries use cash to pay reinsurance premiums, losses and loss adjustment expenses incurred, net, policy acquisition and other underwriting expenses, salaries and employee benefits and other expenses, as well as to purchase investments.

Although we can provide no assurances, we believe that our available cash, cash equivalents, and restricted cash balance and cash generated from operations, should be sufficient to meet our working capital requirements and other capital expenditures for the next twelve months.

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

	Three Months Ended March 31, (in thousands)
	2026	2025	Change	% Change
Cash Flows provided by (used in):
Operating activities	289,488	96,812	192,676	199.0%
Investing activities	(134,067)	11,768	(145,835)	(1239.3)%
Financing activities	(137,988)	(1,499)	(136,489)	9105.3%
Net increase in cash, cash equivalents and restricted cash	17,433	107,081	(89,648)	(83.7)%

For the three months ended March 31, 2026, cash flows provided by operating activities was $289.5 million, an increase of $192.7 million from the three months ended March 31, 2025, driven by an increase in net income and change in certain balance sheet accounts. For the three months ended March 31, 2026, cash flows used in investing activities was $134.1 million, a decrease of $145.8 million from cash provided by investing activities for the three months ended March 31, 2025, driven by the increased purchases of fixed-maturity securities available-for-sale. For the three months ended March 31, 2026, cash flows used in financing activities was $138.0 million, a decrease of $136.5 million from the three months ended March 31, 2025, driven by the repurchase and retirement of common stock through the repurchase program.

Credit Facility

On June 25, 2024, we entered into an amended and restated credit agreement with Regions Bank for a $10.0 million revolving credit facility, which was increased to $45.0 million pursuant to the accordion feature on March 20, 2025, a term loan in an aggregate principal amount of $40.0 million and one or more delayed draw term loans in an aggregate principal amount not to exceed $125.0 million (together, the “Credit Facility”). The Credit Facility contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments and require us to comply with certain financial covenants. Pursuant to the terms of the Credit Facility, we may from time to time establish one or more additional term loans subject to certain conditions precedent contained therein. The Credit Facility is guaranteed by certain of our subsidiaries and is secured by certain of our cash and deposit account balances. The Credit Facility matures on June 25, 2029. At March 31, 2026, the Company had no borrowings outstanding under the revolving credit facility and an outstanding balance of $36.0 million on the term loan. At March 31, 2026, the Company was in compliance with all required covenants and had available borrowing capacity of $170.0 million.

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

Off-Balance Sheet Arrangement

At March 31, 2026, we do not maintain any off-balance sheet arrangements.

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

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of March 31, 2026:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
Debt securities and credit agreements	$35,000	$4,500	$8,500	$22,000	$-
Interest payable (1)	6,400	1,761	3,863	776	-
Operating lease obligations	10,452	1,725	4,999	3,728	-
Total	$51,852	$7,986	$17,362	$26,504	$-

1) Interest on the Credit Facility is calculated using 7.09% in effect at March 31, 2026 with the assumption that interest rates remain flat over the remainder of the period that the Credit Facility is outstanding. At our option, we may prepay the Credit Facility, in whole or in part, without premium or penalty.

Financial Condition

Stockholders’ Equity

As of March 31, 2026, stockholders’ equity was $1,113.6 million. As of December 31, 2025, total stockholders’ equity was $1,113.2 million. The increase was primarily due to increased retained earnings from net income offset by the repurchase and retirement of common stock through the repurchase program.

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

Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities and equity securities. As of March 31, 2026, the majority of our investments, or $714.6 million, was comprised of fixed income securities rated BBB- or better. Our investments also include $4.0 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $1,217.6 million and a restricted cash balance of $482.8 million as of March 31, 2026.

As of December 31, 2025, the majority of our investments, or $588.2 million, was comprised of fixed income securities rated BBB- or better. Our investments also include $4.0 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $1,201.2 million and a restricted cash balance of $481.8 million as of December 31, 2025.

As of March 31, 2026, and December 31, 2025, the amortized cost and fair value on available for sale securities were as follows:

	As of March 31, 2026
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$172,630	$173,408	24.2%
Obligations of state and political subdivisions	223,641	225,182	31.4%
Corporate securities	241,109	241,151	33.7%
Asset-backed securities	76,772	76,296	10.7%
Total available for sale investments	$714,152	$716,037	100%

	As of December 31, 2025
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$155,600	$157,575	26.7%
Obligations of state and political subdivisions	203,485	207,274	35.1%
Corporate securities	171,501	175,007	29.7%
Asset-backed securities	49,536	49,864	8.5%
Total available for sale investments	$580,122	$589,720	100.0%

The following tables provide the credit quality of available for sale investments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$67,578	$67,804	9.5%
AA+	289,777	290,462	40.6%
AA	59,756	60,077	8.4%
AA-	42,098	42,507	5.9%
A+	47,440	47,462	6.6%
A	55,808	55,635	7.8%
A-	47,044	47,023	6.6%
BBB+	52,091	52,660	7.3%
BBB	45,169	44,971	6.3%
BBB-	5,962	5,965	0.8%
Not Rated	1,429	1,471	0.2%
Total available for sale investments	$714,152	$716,037	100.0%

	As of December 31, 2025
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$55,471	$56,321	9.6%
AA+	242,675	245,780	41.7%
AA	56,183	57,084	9.7%
AA-	40,755	41,733	7.1%
A+	34,234	34,815	5.9%
A	37,219	37,755	6.4%
A-	31,055	31,712	5.4%
BBB+	42,157	43,334	7.3%
BBB	35,257	35,935	6.1%
BBB-	3,694	3,772	0.6%
Not Rated	1,420	1,480	0.2%
Total available for sale investments	$580,122	$589,720	100%

The amortized cost and fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2026 and December 31, 2025 are displayed in the tables below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of March 31, 2026
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$49,006	$49,166	6.9%
Due after one year through five years	324,938	328,561	45.9%
Due after five years through 10 years	239,871	238,817	33.3%
Due after 10 years	100,337	99,493	13.9%
Total available for sale investments	$714,152	$716,037	100.0%

	As of December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$48,155	$48,353	8.2%
Due after one year through five years	303,205	309,550	52.5%
Due after five years through 10 years	165,622	168,346	28.5%
Due after 10 years	63,140	63,471	10.8%
Total available for sale investments	$580,122	$589,720	100%

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See discussion of recent accounting standards in Note 1 in the accompanying notes to the condensed consolidated financial statements for further details.

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

For further discussion of certain of these factors, see the risk factors disclosed in the section entitled “Risk Factors” in this Quarterly Report and in Form 10-K, as filed February 27, 2026.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2026 ($ in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$623,744	$(92,293)	(12.9)%
200 basis point increase	654,865	(61,172)	(8.5)%
100 basis point increase	685,629	(30,408)	(4.2)%
100 basis point decrease	746,088	30,051	4.2%
200 basis point decrease	775,783	59,746	8.3%
300 basis point decrease	805,121	89,084	12.4%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector. Pursuant to our investment policy, only $1.0 million may be invested in below investment grade bonds. The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 4.10 years and 3.50 years at March 31, 2026 and December 31, 2025, respectively. To the extent interest rates decrease during 2026, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2026, the estimated weighted average credit quality rating of the fixed maturity securities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2025. For more information regarding the composition of our fixed-maturity securities portfolio, see “—Financial Condition—Investment Portfolio” within Item 2.

Foreign Currency Exchange Risk

At March 31, 2026, we did not have any material exposure to foreign currency related risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. There have been no material changes in our risk factors from those previously disclosed in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock during the first quarter of 2026:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2026 - 1/31/2026	—	$-	2,627,532	$80,000
2/1/2026 - 2/28/2026	—	$-	2,627,532	$80,000
3/1/2026 - 3/31/2026	7,724,240	$17.75	10,351,772	$67,891
Total	7,724,240	$17.75	10,351,772	$67,891

(1)
On August 26, 2025, the Board authorized the repurchase program, which allows the Company to repurchase, from time to time, up to $75.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. On November 4, 2025, the Board authorized an increase to the repurchase program to purchase an additional $45.0 million of common stock. On March 23, 2026, the Company had completed its initial $120 million common stock repurchase plan. On March 23, 2026, the Board authorized a new stock repurchase plan, which allows the Company to repurchase, from time to time, up to $125.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. For the three months ended March 31, 2026, under the repurchase program and the new stock repurchase program, the Company repurchased 7,724,240 shares of common stock for $137.1 million.

Item 5. Other Information.

None of the Company's directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended March 31, 2026, except as described in the table below:

Name and Title	Date Adopted or Terminated	Type of Trading Arrangement(1)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Andrew Wright (MAOV Slide, LLC), Director	3/13/2026	Rule 10b5-1 trading arrangement	Sale	7/1/2026	61,002

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Slide Insurance Holdings, Inc.

Date: April 30, 2026		/s/ Bruce Lucas
	By:	Bruce Lucas
	Its:	Chief Executive Officer (Duly Authorized Officer)

Date: April 30, 2026		/s/ Anastasios Omiridis
	By:	Anastasios Omiridis
	Its:	Chief Financial Officer (Principal Financial Officer)