Form 10-Q
period 2026-06-30
Slide Insurance Holdings, Inc.
filed 2026-07-30
CIK 1886428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 116,811,719 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Slide Insurance Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share and par value amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Invested assets:
Fixed-maturity securities, available-for-sale, at estimated fair value (amortized costs: $834,274 and $580,122, respectively and allowance for credit losses: $0 and $0 respectively)	$832,081	$589,720
Other investments, net	7,000	4,000
Total invested assets	$839,081	$593,720
Cash and cash equivalents	1,236,915	1,201,210
Restricted cash and cash equivalents	793	786
Restricted cash and cash equivalents - variable interest entity	583,446	480,972
Accrued interest income	10,409	7,281
Assumed premiums receivable	9,377	34,290
Premiums receivable, net of allowance for credit loss of $8,390 and $3,294, respectively	66,404	90,576
Reinsurance recoverable on paid losses, net of allowance for credit loss: $0 and $0, respectively	19,784	16,183
Reinsurance recoverable on unpaid losses, net of allowance for credit loss: $0 and $0, respectively	115,205	146,128
Prepaid reinsurance premiums	563,616	202,748
Deferred income tax assets, net	22,406	18,332
Deferred policy acquisition costs	100,687	93,728
Property and equipment, net	10,010	11,585
Right-of-use lease assets, operating	7,625	8,476
Intangibles, net	—	99
Goodwill	2,603	2,603
Prepaid expenses	9,904	8,932
Other assets	845	816
Total assets	$3,599,110	$2,918,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$501,020	$439,715
Unearned premiums	956,331	1,000,611
Commissions payable	15,197	9,049
Deferred revenue	90	90
Reinsurance premiums payable	620,336	160,330
Long-term debt, net	29,703	33,687
Interest rate swap liability	—	62
Income taxes payable	150,881	93,555
Advanced premiums	68,822	30,518
Premium tax liabilities	15,820	5,075
Accounts payable and accrued expenses	27,703	19,768
Lease liabilities, operating	8,947	9,649
Other liabilities	9,442	3,115
Total liabilities	$2,404,292	$1,805,224
Shareholders’ equity:
Common Stock (par value $0.01, 1,500,000,000 shares authorized, 115,568,131 and 123,889,446 issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	1,156	1,239
Additional paid-in capital	167,771	351,688
Accumulated other comprehensive income, net of taxes	(1,635)	7,165
Retained earnings	1,027,526	753,149
Total shareholders’ equity	$1,194,818	$1,113,241
Total liabilities and shareholders’ equity	$3,599,110	$2,918,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Gross premiums written	$508,014	$435,384	$922,806	$713,633
Change in unearned premiums	(21,917)	(96,726)	44,277	(24,084)
Gross premiums earned	486,097	338,658	967,083	689,549
Ceded premiums earned	(125,462)	(94,799)	(240,565)	(179,649)
Net premiums earned	360,635	243,859	726,518	509,900
Net investment income	22,152	15,040	42,270	28,848
Policy fees	3,382	2,455	5,972	3,988
Other income	648	253	1,340	464
Total revenue	$386,817	$261,607	$776,100	$543,200
Expenses:
Losses and loss adjustment expenses incurred, net	108,740	91,369	219,813	175,130
Policy acquisition and other underwriting expenses	42,280	32,096	86,405	60,668
General and administrative expenses	55,028	37,935	101,201	79,314
Interest expense	924	895	1,776	1,830
Depreciation expense	1,354	1,117	2,669	2,262
Amortization expense	30	1,898	99	3,792
Total expenses	$208,356	$165,310	$411,963	$322,996
Net income before income tax expense	178,461	96,297	364,137	220,204
Income tax expense	43,611	26,225	89,760	57,629
Net income	$134,850	$70,072	$274,377	$162,575
Weighted average shares outstanding (in thousands)
Basic	115,408	66,773	119,353	61,715
Diluted	127,311	125,979	131,944	124,792
Earnings per share
Basic	$1.17	$1.05	$2.30	$2.63
Diluted	$1.06	$0.56	$2.08	$1.30

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$134,850	$70,072	$274,377	$162,575
Other comprehensive income:
Unrealized gains (losses) on securities	(4,077)	2,096	(11,791)	6,734
Other comprehensive gain (loss), before tax	(4,077)	2,096	(11,791)	6,734
Income tax expense on other comprehensive gain (loss) on investments	(1,024)	545	(2,991)	1,708
Income tax expense on other comprehensive gain (loss)	(1,024)	545	(2,991)	1,708
Other comprehensive gain (loss)	(3,053)	1,551	(8,800)	5,026
Comprehensive income	$131,797	$71,623	$265,577	$167,601

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollar amounts in thousands)

	Common Stock (a)		Preferred Stock (a)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital (a)	Earnings	Income	Equity
Balance as of March 31, 2026	117,565,731	$1,176	—	$-	$218,342	$892,676	$1,418	$1,113,612
Exercise of vested common stock options	907,654	9	—	—	904	—	—	913
Vesting of RSUs	152,894	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	3,417	—	—	3,417
Net income	—	—	—	—	—	134,850	—	134,850
Other comprehensive loss	—	—	—	—	—	—	(3,053)	(3,053)
Shares withheld for taxes (net share settlement)	(60,168)	(1)	—	—	(1,097)		—	(1,098)
Repurchase and retirement of common stock	(2,997,980)	(29)	—	—	(53,794)	—	—	(53,823)
Balance as of June 30, 2026	115,568,131	$1,156	—	$-	$167,771	$1,027,526	$(1,635)	$1,194,818

Balance as of March 31, 2025	56,893,293	$569	51,374,125	$514	$125,912	$401,694	$3,760	$532,449
Exercise of vested common stock options	27,500	—	—	—	—	—	—	—
Other financing activities	—	—	—	—	(2,512)	—	—	(2,512)
Vesting of RSUs	281,573	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	3,000	—	—	3,000
Net income	—	—	—	—	—	70,072	—	70,072
Other comprehensive income							1,551	1,551
Conversion of Preferred Stock to Common Stock as part of IPO	51,374,125	514	(51,374,125)	(514)	—	—	—	—
Initial Public Offering	16,666,667	167	—	—	263,333	—	—	263,500
Balance as of June 30, 2025	125,243,158	$1,252	—	$-	$389,731	$471,766	$5,311	$868,060

(a) All Common Stock share and related dollar information, all Preferred Stock share and related dollar information and Additional Paid-in Capital have been adjusted to reflect the 5.5-for-1 stock split effective June 18, 2025, as discussed in Note 1.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

	Common Stock (a)		Preferred Stock (a)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital (a)	Earnings	Income	Equity
Balance as of December 31, 2025	123,889,446	$1,239	—	$-	$351,688	$753,149	$7,165	$1,113,241
Exercise of vested common stock options	2,225,502	22	—	—	2,178	—	—	2,200
Vesting of RSUs	290,406	3	—	—	(3)	—	—	—
Stock-based compensation	—	—	—	—	6,496	—	—	6,496
Net income	—	—	—	—	—	274,377	—	274,377
Other comprehensive loss	—	—	—	—	—	—	(8,800)	(8,800)
Shares withheld for taxes (net share settlement)	(115,003)	(1)	—	—	(1,763)		—	(1,764)
Repurchase and retirement of common stock	(10,722,220)	(107)	—	—	(190,825)	—	—	(190,932)
Balance as of June 30, 2026	115,568,131	$1,156	—	$-	$167,771	$1,027,526	$(1,635)	$1,194,818

Balance as of December 31, 2024	56,224,168	$562	51,374,125	$514	$122,607	$309,191	$285	$433,159
Exercise of vested common stock options	690,041	7	—	—	646	—	—	653
Other financing activities	—	—	—	—	(2,867)	—	—	(2,867)
Vesting of RSUs	288,157	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	6,014	—	—	6,014
Net income	—	—	—	—	—	162,575	—	162,575
Other comprehensive income	—	—	—	—	—	—	5,026	5,026
Conversion of Preferred Stock to Common Stock as part of IPO	51,374,125	514	(51,374,125)	(514)	—	—	—	—
Initial Public Offering	16,666,667	167	—	—	263,333	—	—	263,500
Balance as of June 30, 2025	125,243,158	$1,252	—	$-	$389,731	$471,766	$5,311	$868,060

(a) All Common Stock share and related dollar information, all Preferred Stock share and related dollar information and Additional Paid-in Capital have been adjusted to reflect the 5.5-for-1 stock split effective June 18, 2025, as discussed in Note 1.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$274,377	$162,575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	2,768	6,055
Deferred income tax expense	(1,081)	(79)
Stock-based compensation	6,496	6,014
Amortization of deferred loan costs	425	386
Gain on sale of investments	(11)	(6)
Net amortization of premiums on investments in fixed-maturity securities	(1,317)	(1,492)
Change in value of interest rate swap	(62)	(14)
Change in operating assets and liabilities:
Accrued interest income	(3,128)	(217)
Premiums receivable	49,085	(34,288)
Reinsurance recoverable on paid losses	(3,601)	(50,087)
Reinsurance recoverable on unpaid losses	30,923	100,810
Prepaid reinsurance premiums	(360,868)	(284,445)
Prepaid expenses	(972)	(3,169)
Deferred policy acquisition costs	(6,959)	(6,412)
Other assets	(29)	255
Loss and loss adjustment expense reserves	61,305	(23,675)
Unearned premiums	(44,280)	24,084
Advanced premiums	38,304	38,467
Income taxes payable	57,326	28,695
Premium taxes payable	10,745	(2,321)
Commissions payable	6,148	3,011
Reinsurance premiums payable	460,006	374,102
Accounts payable and accrued expenses	7,935	10,499
Net lease liability, net	149	—
Other liabilities	6,327	1,681
Net cash provided by operating activities	$590,011	$350,429
Cash flows from investing activities:
Purchase of fixed-maturity securities available-for-sale	(289,221)	(39,418)
Proceeds from maturities and redemptions of fixed-maturity securities available -for-sale	36,396	58,066
Proceeds from redemption of other investments	—	336
Purchase of equity method investment	(3,000)	—
Purchase of property and equipment	(1,094)	(1,496)
Net cash (used in) provided by investing activities	$(256,919)	$17,488
Cash flows from financing activities:
Proceeds from exercise of stock options	2,200	652
Other financing costs	—	(2,867)
Payment of debt issuance costs	(1,410)	(296)
Repayment of long-term debt	(3,000)	(3,000)
Proceeds from issuance of initial public offering	—	263,500
Repurchase and retirement of common stock	(190,932)	—
Shares withheld for taxes (net share settlement)	(1,764)	—
Net cash (used in) provided by financing activities	$(194,906)	$257,989
Net increase in cash, cash equivalents and restricted cash	138,186	625,906
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,682,968	789,842
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,821,154	$1,415,748
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest paid	$1,373	$954
Income taxes paid	$33,513	$29,025

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

1.
Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. As of June 30, 2026, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report for the year ended December 31, 2025. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2025.

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

The Law Offices of Jonathan Hall, PLLC ("LOJH") - a wholly owned law firm.

SIC is domiciled in the state of Florida and is a wholly owned subsidiary of SIH. SIC was incorporated on February 17, 2022, and commenced operations on March 1, 2022, after receiving its Certificate of Authority from the Florida Department of Financial Services, Office of Insurance Regulation (the “FLOIR”). SIC provides homeowners insurance coverage to

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

policyholders in Florida and South Carolina, with Florida policyholders representing 96% of direct written premiums written for the six months ended June 30, 2026.

SIC is subject to the broad administrative powers of the FLOIR, which include, but are not limited to, limitation of dividends distributable, modification of management services and tax-sharing agreements, limitations on new and renewal business, and requirements for capital and surplus.

SSIC is domiciled in the state of Rhode Island and is a wholly owned subsidiary of SIH. SSIC currently provides homeowners insurance coverage to policyholders in South Carolina and California. SSIC began writing policies during the second quarter of 2026.

SSIC is subject to the broad administrative powers of the Rhode Island Department of Business Regulation, which include, but are not limited to, limitation of dividends distributable, modification of management services and tax-sharing agreements, and requirements for capital and surplus.

SIH filed its original certificate of incorporation with the Secretary of State of the State of Delaware on March 2, 2021, and was authorized to issue 40.0 million shares of common stock at par value of $0.01 per share and 20.0 million shares of preferred stock at par value of $0.01 per share, pre stock split.

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2026 and December 31, 2025, there were 115.6 million and 123.9 million shares of common stock outstanding, respectively, and 0 shares of preferred stock outstanding.

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

On March 23, 2026, the Board authorized a new stock repurchase plan ("the March 2026 repurchase program"), which allowed the Company to repurchase, from time to time, up to $125.0 million of common stock through open market repurchases in

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors.

On April 28, 2026, the Board authorized a new stock repurchase plan (the “April 2026 repurchase program” and together with the “March 2026 repurchase program”, the “new stock repurchase programs”), which allows the Company to repurchase, from time to time, up to $100.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors.

For the three and six months ended June 30, 2026, under the repurchase program and the new stock repurchase programs, the Company repurchased 2,997,980 and 10,722,220 shares of common stock for $53.8 million and $190.9 million, respectively.

Upon repurchase, the Company retired the shares of common stock. The repurchase plan has no time deadline and will continue until all authorized shares have been repurchased or it is otherwise modified or terminated by the Board.

Assumed Business

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. For the three and six months ended June 30, 2026, the Company was approved by the FLOIR to assume a total of 30,000 and 131,600 policies. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three and six months ended June 30, 2026, the Company assumed approximately 8,885 and 37,668 policies, representing $27.1 million and $119.4 million in annualized gross premiums.

For the three and six months ended June 30, 2025, the Company was approved by the FLOIR to assume a total of 90,100 and 266,150 policies, respectively. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three and six months ended June 30, 2025, the Company assumed approximately 14,200 and 26,400 policies, representing $52.4 million and $104.8 million in annualized gross premiums, respectively. For the year ended December 31, 2025, the Company was approved by the FLOIR to assume a total of 457,150 policies from Citizens. In 2025, approximately 191,850 policies were assumed from Citizens, representing approximately $595.0 million in annualized gross written premiums related to these transactions.

Adoption of New Accounting Standard

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. ASU 2023-09 is effective for all public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 was adopted by the Company effective December 31, 2025, and applied the disclosure requirements retroactively. See Note 7 Income Taxes in the accompanying notes to the condensed consolidated financial statements for further details.

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

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

2.
Basic and Diluted Earnings Per Share (shares reported in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income attributable to common stockholders	$134,850	$70,072	$274,377	$162,575
Weighted average shares outstanding	115,408	66,773	119,353	61,715
Basic earnings per share	$1.17	$1.05	$2.30	$2.63
Diluted earnings per share:
Net income attributable to common stockholders	$134,850	$70,072	$274,377	$162,575
Weighted average shares outstanding	115,408	66,773	119,353	61,715
Add effect of dilutive securities
Impact of convertible preferred stock	—	44,035	—	47,684
Impact of vested and unvested common stock options	10,716	13,218	11,401	13,354
Impact of RSU awards	1,187	1,953	1,190	2,039
Diluted weighted average common shares outstanding	127,311	125,979	131,944	124,792
Diluted earnings per share	$1.06	$0.56	$2.08	$1.30

The Company does not have any anti-dilutive shares for the three and six months ended June 30, 2026 and 2025, respectively.

3.
Fixed-Maturity Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in fixed-maturity securities available-for-sale at June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$201,148	$585	$(814)	$200,919
States, municipalities and political subdivisions	256,200	1,219	(1,827)	$255,592
Corporate Bonds	295,413	1,892	(2,272)	$295,033
Asset-Backed Securities	81,513	76	(1,052)	$80,537
	$834,274	$3,772	$(5,965)	$832,081

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$155,600	$2,011	$(36)	$157,575
States, municipalities and political subdivisions	203,485	3,948	(159)	$207,274
Corporate Bonds	171,501	3,689	(183)	$175,007
Asset-Backed Securities	49,536	333	(5)	$49,864
	$580,122	$9,981	$(383)	$589,720

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The amortized cost and estimated fair value of investments in fixed-maturity securities at June 30, 2026 and December 31, 2025, by contractual maturity, are shown below.

	June 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
In one year or less	$52,548	$52,655	$48,155	$48,353
After one year through five years	347,113	348,198	303,205	309,550
After five years through 10 years	321,118	319,117	165,622	168,346
After 10 years	113,495	112,111	63,140	63,471
	$834,274	$832,081	$580,122	$589,720

Actual maturities may differ from contractual maturities, as the issuers of the securities may have the right to call or prepay obligations with or without penalty.

The following tables show the estimated fair value and gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026.

	June 30, 2026
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$100,722	$(803)	$1,235	$(11)	$101,957	$(814)
States, municipalities and political subdivisions	112,787	(1,766)	2,481	(61)	115,268	(1,827)
Corporate Bonds	145,575	(2,270)	497	(2)	146,072	(2,272)
Asset-Backed Securities	62,326	(1,052)	—	—	62,326	(1,052)
	$421,410	$(5,891)	$4,213	$(74)	$425,623	$(5,965)

A total of 209 securities had unrealized losses at June 30, 2026. The Company’s unrealized losses relate to its portfolio of fixed-maturity securities. The Company’s unrealized losses on its fixed maturity securities were caused by interest rate changes. The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

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

For the six months ended June 30, 2026, the Company did not recognize a credit loss expense related to fixed-maturity securities in the consolidated statements of income.

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

Proceeds from maturities, and redemptions of fixed-maturities securities were $36,396 and $58,066 for the six months ended June 30, 2026 and 2025, respectively, with realized gross gains of $11 and $4 on these sales, maturities, and redemptions respectively.

At June 30, 2026 and December 31, 2025, the Company had restricted cash and cash equivalents of $584,239 and $481,758, respectively, consisting of funds on deposit with regulatory authorities, as required by law and funds held in trust by the VIE where the Company is the primary beneficiary.

Major categories of net investment income, excluding realized gains, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income:
Available-for-sale fixed-maturity securities	$9,114	$5,382	$17,141	$10,885
Cash and cash equivalents	13,292	$9,763	25,608	18,162
Other investments	100	$113	200	233
Total investment income	$22,506	$15,258	$42,949	$29,280
Investment expenses	354	$218	679	432
Net investment income	$22,152	$15,040	$42,270	$28,848

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

The following table presents by level the financial assets carried at estimated fair value measured on a recurring basis as of June 30, 2026 and December 31, 2025. The table does not include assets which are measured at historical cost or any basis other than estimated fair value.

	June 30, 2026
	Carrying Value or Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,236,915	$1,236,915	$—	$—	$1,236,915
Restricted cash and cash equivalents	793	793	—	—	793
Restricted cash and cash equivalents - variable interest entity	583,446	583,446	—	—	583,446
Fixed-maturity securities	834,274	472,805	359,276	—	832,081
	$2,655,428	$2,293,959	$359,276	$—	$2,653,235
Liabilities:
Interest rate swap	$—	$—	$—	$—	$—

	December 31, 2025
	Carrying Value or Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,201,210	$1,201,210	$—	$—	$1,201,210
Restricted cash and cash equivalents	786	786	—	—	786
Restricted cash and cash equivalents - variable interest entity	480,972	480,972	—	—	480,972
Fixed-maturity securities	580,122	317,620	272,100	—	589,720
	$2,263,090	$2,000,588	$272,100	$—	$2,272,688
Liabilities:
Interest rate swap	$62	$—	$—	$62	$62

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

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Level 1 category includes cash and cash equivalents, restricted cash and cash equivalents, money market securities, certificates of deposit, U.S. treasury bonds, and corporate bonds.

The Level 2 category generally includes municipal bonds, agency bonds, and asset-backed securities. The estimated fair value of fixed-maturity investments included in the Level 2 category was based on the market values obtained from pricing services.

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

Restricted cash and cash equivalents

Restricted cash and cash equivalents represents cash held by state authorities and the carrying value approximates fair value. Restricted cash and cash equivalents also includes cash held in trust by the VIE where the Company is the primary beneficiary and the carrying value approximates fair value. These assets are considered to be Level 1 assets.

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

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following tables present fair value information for liabilities that are carried on the condensed consolidated balance sheets at amounts other than fair value as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
As of June 30, 2026	Carrying Value or Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$1,500	$—	$—	$1,886	$1,886
Commercial Loan	32,000	—	—	31,503	31,503
Less: unamortized issuance costs	(3,797)	—	—	(3,797)	(3,797)
	$29,703	$—	$—	$29,592	$29,592

	Fair Value Measurements Using
As of December 31, 2025	Carrying Value or Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$2,500	$—	$—	$2,775	$2,775
Commercial Loan	34,000	—	—	30,088	30,088
Less: unamortized issuance costs	(2,813)	—	—	(2,813)	(2,813)
	$33,687	$—	$—	$30,050	$30,050

5.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of amounts paid for commissions and premium taxes that relate directly to and vary directly with the production of new and renewal business.

The policy acquisition costs that the Company has capitalized and is amortizing over the effective periods of the related policies are as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$88,291	$60,750	$93,728	$65,046
Policy acquisition costs deferred	54,676	42,804	93,364	67,080
Less: Amortization	(42,280)	(32,096)	(86,405)	(60,668)
Ending balance	$100,687	$71,458	$100,687	$71,458

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

Activity related to the loss and LAE reserves are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balances, beginning of period	$476,258	$571,180	$439,715	$595,487
Less reinsurance recoverables	130,999	283,955	146,128	341,051
Net balances, beginning of period	345,259	287,225	293,587	254,436
Incurred related to:
Current year	108,740	105,732	219,813	196,750
Prior years	—	(14,363)	—	(21,620)
Total incurred	$108,740	$91,369	$219,813	$175,130
Paid related to:
Current year	34,086	30,829	57,896	35,949
Prior years	34,098	16,194	69,689	62,046
Total paid	$68,184	$47,023	$127,585	$97,995
Net balances, end of period	385,815	331,571	385,815	331,571
Plus reinsurance recoverables	115,205	240,241	115,205	240,241
Balances at June 30	$501,020	$571,812	$501,020	$571,812

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the three and six months ended June 30, 2026, the Company did not experience any prior year development. During the three and six months ended June 30, 2025, the Company recognized $14,363 and $21,620 of favorable loss development primarily to reduce non-catastrophe reserves in response to lower than expected payments.

7.
Income Taxes

The Company recorded income tax expense of $43,611 and $89,760 for the three and six months ended June 30, 2026 and $26,225 and $57,629 for the three and six months ended June 30, 2025, respectively. The income tax expense resulted in an effective tax rate of 24.4% and 24.9% for the three and six months ended June 30, 2026 and 27.2% and 26.2% for the three and six months ended June 30, 2025, respectively. The decrease in the effective income tax rate was primarily due to the favorable treatment of stock options. The Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state income taxes as well as certain nondeductible and tax-exempt items.

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

Effective June 1, 2026, the Company entered into a per risk excess of loss treaty for its personal residential property business retaining $0.7 million on each property risk and ceding the next $4.3 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties are effective until May 31, 2027.

Effective June 1, 2026, the Company entered into a facultative excess of loss reinsurance contract for its personal residential property business which provides $7 million of coverage in excess of $5 million for each loss, each risk. The reinsurer’s total liability per occurrence is capped at $14 million.

For the treaty period June 1, 2026 through May 31, 2027, the catastrophe excess of loss reinsurance agreement has a total aggregate reinsurance limit of $5,463 million and first event coverage of $3,981 million.

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

The catastrophe excess of loss agreement has a corridor through it, whereby the FHCF picks up 90% of losses and the catastrophe layers pick up the remaining 10%. Effective June 1, 2026, the mandatory FHCF layer is estimated to be 90% of $1,632.6 million, excess of $935.2 million. Premium for this coverage is estimated to be $116.4 million. The ultimate net loss for each of the above layers will include any recoveries from the FHCF or so deemed. The FHCF provides catastrophe coverage for named hurricanes up to a maximum limit of 90% of the amount of ultimate losses in the layer, as determined by a premium formula. The Company’s maximum projected payout from the FHCF is estimated to be $1,469.3 million, with a retention of $935.2 million.

Effective June 1, 2025, the Company entered into a per risk excess of loss treaty for its personal residential property business retaining $0.7 million on each property risk and ceding the next $4.3 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties are effective until May 31, 2026.

Effective June 1, 2025, the Company entered into a facultative excess of loss reinsurance contract for its personal residential property business which provides $7 million of coverage in excess of $5 million for each loss, each risk. The reinsurer’s total liability per occurrence is capped at $14 million.

For the treaty period June 1, 2025 through May 31, 2026, the catastrophe excess of loss reinsurance agreement has a total aggregate reinsurance limit of $3,304 million and first event coverage of $2,557 million.

The catastrophe excess of loss agreement has a corridor through it, whereby the FHCF picks up 90% of losses and the catastrophe layers pick up the remaining 10%. Effective June 1, 2025, the mandatory FHCF layer is estimated to be 90% of $961.8 million, excess of $540.3 million. Premium for this coverage is estimated to be $69,180. The ultimate net loss for each of the above layers will include any recoveries from the FHCF or so deemed. The FHCF provides catastrophe coverage for named hurricanes up to a maximum limit of 90% of the amount of ultimate losses in the layer, as determined by a premium formula. The Company’s maximum projected payout from the FHCF is estimated to be $865.6 million, with a retention of $540.3 million.

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

9.
Revolving Credit Facility

On June 25, 2024, the Company entered into an amended and restated credit agreement ("the Credit Agreement") with Regions Bank for (i) a $10 million revolving credit facility, which was amended to a $530.4 million revolving credit facility on July 27, 2026 (ii) term loan in an aggregate principal amount of $40 million and (iii) one or more delayed draw term loans in an aggregate principal amount not to exceed $125 million (together, the “Credit Facility”), which was terminated under the amendment. Under the terms of the Credit Facility, borrowings bear interest at an annual rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) based on the consolidated leverage ratio as defined in the agreement. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Facility contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants and agree to pay a fee equal to the product of the unused line fee rate and the average of the daily unused available credit balances of the revolving credit facility. The unused line fee rate is 0.5%. The Credit Facility matures on June 25, 2029.

At June 30, 2026, the Company had no borrowings outstanding under the revolving credit facility. The Company is in compliance with all required covenants and has available borrowing capacity of $530.4 million.

10.
Long-Term Debt

On June 25, 2024, the Company entered into a $40 million 5-year commercial loan agreement with a commercial bank. The loan is fully collateralized by assets of the Company. The Company may make voluntary prepayments of principal at any time, in whole or in part. Under the terms of the Credit Agreement, borrowings bear interest at an annual rate equal to the one- or three-month SOFR plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants. At June 30, 2026, the Company was in compliance with all covenants.

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

	Issue Date	Interest Rate	Original Principal	Outstanding Principal at June 30, 2026	Outstanding Principal at December 31, 2025
Promissory Notes	3/31/2022	0.00%	$10,000	$1,500	$2,500
Commercial Loan 4	6/25/2024	Variable	40,000	32,000	34,000
Less: Deferred loan costs and debt discount				(3,797)	(2,813)
				$29,703	$33,687

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following summarizes future maturities of long-term debt principal as June 30, 2026:

	Promissory Notes	Commercial Term Loan	Total
2026	1,000	2,000	$3,000
2027	500	4,000	$4,500
2028	—	4,000	$4,000
2029	—	22,000	$22,000
	$1,500	$32,000	$33,500

11.
Affiliate Transactions

The Company had no transactions with affiliates that have not been fully eliminated in consolidation in the six months ended June 30, 2026 and 2025.

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

The components of lease costs were as follows for the respective years:

	June 30, 2026	June 30, 2025
Operating lease cost, include in General and Administrative expenses on the Consolidated Statements of Operations	$1,284	$935
Right-of-use lease asset and Lease liability was as follows:
Right-of-use asset	7,625	7,701
Lease liability	8,947	8,374
Supplemental cash flow information related to our operating leases as follows:
Right-of-use asset	851	689
Lease liability	(702)	(689)
Weighted-average lease term and discount rate for our operating lease was as follows:
Weighted-average remaining lease term
Operating lease	3.91 years	4.83 years
Weighted-average discount rate
Operating lease	5.50%	5.08%

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Future lease payments for the operating lease were as follows as of June 30, 2026:

2026 (remaining)	1,208
2027	2,465
2028	2,534
2029	2,605
Thereafter	1,123
Total lease payments	9,935
Less: imputed interest	988
Present value of lease liability	$8,947

13.
Regulatory Matters

The Company has no restrictions on the payment of dividends to its shareholders except those restrictions imposed by the General Corporation Law of the State of Delaware and those restrictions imposed by insurance statutes and regulations applicable to the Company’s insurance subsidiaries.

SIC can only pay dividends to SIH out of their available and accumulated surplus funds, which are derived from realized net operating profits on their respective businesses and net unrealized capital gains. Dividend payments without prior written approval of the FLOIR shall not exceed the greater of:

•
The lesser of 10% of surplus or net income, not including realized capital gains, plus a two-year carryforward;
•
10% of surplus, with dividends payable constrained to unassigned funds, minus 25% of unrealized capital gains; or
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

Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of the Company’s total liabilities, or $15,000. Based on this requirement, SIC was required to maintain capital and surplus of $130,866 and $113,922 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, SIC’s statutory-basis surplus totaled $520,411 and $417,940, meeting the minimum surplus requirements.

No dividends were paid by SIC or SSIC in 2026 and 2025.

SIC and Slide Specialty are required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. At June 30, 2026 and December 31, 2025, SIC and Slide Specialty’s total adjusted capital exceeded the RBC company-action level.

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

SIC is subject to assessments by guaranty funds in the states in which it conducts business, a residual market pool, and a state catastrophe reinsurance pool. The activities of these funds and pools include collecting funds from solvent insurance companies to cover losses resulting from the insolvency or rehabilitation of other insurance companies, or deficits generated by Citizens, and the FHCF. SIC is allowed to recover these assessments through premiums collected from policyholders. As of June 30, 2026, and December 31, 2025, SIC had payables relating to these assessments totaling $4,499 and $3,106, respectively. The payable is included within other liabilities on the balance sheet.

16.
Shareholders’ Equity

Prior to June 18, 2025, the Company was authorized to issue one class of common stock (par value of $0.01 per share) to its shareholders.

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2026, there were 115.6 million shares of common stock outstanding.

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

No distributions or dividends were declared or paid during the three and six months ended June 30, 2026 and 2025.

17.
Stock-based Compensation

On June 30, 2026 and 2025, the Company has two share-based compensation plans, the 2021 Equity Compensation Plan (the “Stock Plan”) and the 2025 Omnibus Incentive Plan (the “2025 Plan”), and one share-based compensation plan, the Stock Plan, respectively.

The compensation cost that has been charged against income for the plans was $3,417 and $6,496 for the three and six months ended June 30, 2026, and $3,000 and $6,014 for the three and six months ended June 30, 2025, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $835 and $1,601 for the three and six months ended June 30, 2026, and $817 and $1,574 for the three and six months ended June 30, 2025.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Stock Plan permits the awarding of common stock share options to its employees and strategic advisors for up to 16,985,293 shares. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and vest based on three- to five-year vesting schedules. The fair value of each option award is estimated on the grant date using a Black-Scholes model. The compensation expense for the shares is recognized over the requisite service period for the employee. There were no options granted during the six months ended June 30, 2026 and 2025.

As part of the IPO, the Company adopted the 2025 Plan, effective as of June 18, 2025. The 2025 Plan permits the awarding of common stock share options and restricted stock units for up to 12.0 million shares. There have been 460.4 thousand restricted shares issued as of June 30, 2026.

A summary of option activity under the Stock Plan as of June 30, 2026 and June 30, 2025, respectively, and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2026	11,762	$0.79
Granted	—	—
Exercised	908	1.03
Forfeited or expired	—	—
Outstanding at June 30, 2026	10,854	$0.77	6.19	$201,868
Vested or expected to vest at June 30, 2026	13,591	$0.80	6.19	$252,324
Exercisable at June 30, 2026	9,757	$0.72	6.15	$181,982

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2025	14,102	$0.84
Granted	—	—
Exercised	28	0.00
Forfeited or expired	—	—
Outstanding at June 30, 2025	14,074	$0.84	7.20	$136,256
Vested or expected to vest at June 30, 2025	9,825	$0.74	7.10	$97,451
Exercisable at June 30, 2025	9,825	$0.74	7.10	$97,451

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	13,108	$0.81
Granted	—	—
Exercised	2,226	1.00
Forfeited or expired	28	1.38
Outstanding at June 30, 2026	10,854	$0.77	6.19	$201,868
Vested or expected to vest at June 30, 2026	13,591	$0.80	6.19	$252,324
Exercisable at June 30, 2026	9,757	$0.72	6.15	$181,982

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	14,828	$1.19
Granted	—	—
Exercised	699	0.97
Forfeited or expired	55	1.06
Outstanding at June 30, 2025	14,074	$0.84	7.20	$136,256
Vested or expected to vest at June 30, 2025	9,825	$0.74	7.10	$97,451
Exercisable at June 30, 2025	9,825	$0.74	7.10	$97,451

A summary of the status of the Company’s nonvested shares as of June 30, 2026 and 2025, and changes during the three and six months ended June 30, 2026 and 2025, is presented below:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at March 31, 2026	1,188	0.76
Granted	—	—
Vested	151	0.78
Forfeited or expired	—	—
Nonvested at June 30, 2026	1,037	0.76

Nonvested at March 31, 2025	3,815	0.68
Granted	—	—
Vested	192	1.17
Forfeited or expired	—	—
Nonvested at June 30, 2025	3,623	0.66

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2026	1,629	0.77
Granted	—	—
Vested	564	0.77
Forfeited or expired	28	1.38
Nonvested at June 30, 2026	1,037	0.76

Nonvested at January 1, 2025	4,268	1.36
Granted	—	—
Vested	584	1.18
Forfeited or expired	61	1.06
Nonvested at June 30, 2025	3,623	0.66

For the six months ended June 30, 2026 and 2025, there was $229 and $1,467 of total unrecognized compensation cost related to nonvested share-based compensation arrangement granted under the Stock Plan, respectively. The total value of shares vested during the six months ended June 30, 2026 and 2025 was $431 and $692, respectively.

Included in the tables above are 4.4 million shares of performance-based option shares and 2.2 million shares of performance-based option shares issued by the Company during 2023 and 2021, respectively. These shares vest based upon performance conditions including achievement of specific revenue and EBITDA targets. During the six months ended June 30, 2026 and

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

2025, 6.05 million and 5.2 million shares, respectively, vested or were expected to vest from the performance-based shares based on achievement of the specified performance conditions, respectively. The total fair value of the performance shares vested or expected to vest during the months ended June 30, 2026 and 2025 were $4,255 and $3,673, respectively. As of June 30, 2026 and 2025, 550 thousand and 1.4 million of the performance-based options were unvested and had not yet had performance conditions met, with a total value of $485 and $1,067, respectively. The Company has recorded compensation expense, included in general and administrative expense in the Consolidated Statements of Operations and additional paid-in capital in the Consolidated Balance Sheets. The Company believes that it is probable this amount will be paid out, based upon Company performance.

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

Information with respect to the activity of unvested restricted stock awards during the three and six months ended June 30, 2026 and 2025 is as follows:

Nonvested Restricted Stock	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at March 31, 2026	1,254	12.76
Granted	—	—
Vested	153	11.20
Forfeited or expired	—	—
Nonvested at June 30, 2026	1,101	12.98

Nonvested at March 31, 2025	2,121	10.64
Granted	—	—
Vested	282	10.64
Forfeited or expired	17	10.64
Nonvested at June 30, 2025	1,822	10.64

Nonvested Restricted Stock	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2026	1,098	11.28
Granted	335	16.47
Vested	291	10.94
Forfeited or expired	41	10.64
Nonvested at June 30, 2026	1,101	12.98

Nonvested at January 1, 2025	2,127	10.64
Granted	—	—
Vested	288	10.64
Forfeited or expired	17	10.64
Nonvested at June 30, 2025	1,822	10.64

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $3,321 and $6,265 for the three and six months ended June 30, 2026, and $2,755 and $5,526 for the three and six months ended June 30, 2025, respectively. At June 30, 2026 and June 30, 2025, there was approximately $10,879 and $16,502, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 0.8 years.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to stock-based compensation for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred tax benefits recognized	$835	$817	$1,601	$1,574
Tax benefits realized for vested stock	74	843	211	961
Fair value of vested stock	288,356	212,806	288,356	212,806

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

In 2026, SIC entered into reinsurance transactions whereby the VIE provided quota share, per risk and catastrophe reinsurance protection to the Insurance Entities for the period of June 1, 2026 through May 31, 2027.

The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash and cash equivalents held in a reinsurance trust account, which can be used only to settle specific reinsurance obligations of the VIE as of the dates presented.

	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents	$583,446	$480,972

19.
Subsequent Events

The Company performed an evaluation of subsequent events through July 30, 2026, the date the consolidated financial statements were issued, and determined there were no recognized or unrecognized subsequent events, other than those listed below, that would require an adjustment or additional disclosure in the consolidated financial statements as of June 30, 2026.

On July 27, 2026, the Company amended its revolving credit facility to increase the revolving credit limit to $530.4 million.

Additionally, on July 27, 2026, the Board of Directors approved the initiation of a regular quarterly dividend of $0.07 per common share. The initial dividend will be payable on August 28, 2026, to shareholders of record as of the close of business on August 14, 2026. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.

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

In 2026 we assumed 37,668 policies, representing approximately $83 million in assumed unearned premiums from Citizens. These policies carry no upfront acquisition costs and are captured in our current treaty year reinsurance program.

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

Net investment income. Net investment income represents interest earned from cash, cash equivalents, restricted cash, restricted cash and cash equivalents fixed-maturity securities, money market accounts and other investments and the realized gains or losses from the sale of investments. Factors affecting net investment income include the size of our investment portfolio and the yield generated by the underlying investments in our investment portfolio.

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

Return on equity represents net income as a percentage of average beginning and ending shareholders’ equity during the period.

Return on tangible equity is a non-GAAP financial measure. We define tangible shareholders’ equity as shareholders’ equity less goodwill and other intangible assets. We define return on tangible equity as net income as a percentage of average beginning and ending tangible shareholders’ equity during the period. We regularly evaluate acquisition opportunities and have historically made acquisitions that affect shareholders’ equity. We use return on tangible equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. “See “Results of Operations - Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, (in thousands)
	2026	2025	Change	% Change
Gross premiums written	$508,014	$435,384	$72,630	16.7%
Change in unearned premiums	(21,917)	(96,726)	74,809	(77.3)%
Gross premiums earned	486,097	338,658	147,439	43.5%
Ceded premiums earned	(125,462)	(94,799)	(30,663)	32.3%
Net premiums earned	360,635	243,859	116,776	47.9%
Net investment income	22,152	15,040	7,112	47.3%
Policy fees	3,382	2,455	927	37.8%
Other income	648	253	395	156.1%
Total revenue	$386,817	$261,607	$125,210	47.9%
Losses and loss adjustment expenses incurred, net	108,740	91,369	17,371	19.0%
Policy acquisition and other underwriting expenses	42,280	32,096	10,184	31.7%
General and administrative expenses	55,028	37,935	17,093	45.1%
Interest expense	924	895	29	3.2%
Depreciation expense	1,354	1,117	237	21.2%
Amortization expense	30	1,898	(1,868)	(98.4)%
Total expense	$208,356	$165,310	$43,046	26.0%
Net income before income tax expense	$178,461	$96,297	$82,164	85.3%
Income tax expense	43,611	26,225	17,386	66.3%
Net income	$134,850	$70,072	$64,778	92.4%
Loss ratio	30.2%	37.4%	(7.2)%
Expense ratio	27.4%	30.0%	(2.6)%
Combined ratio	57.6%	67.4%	(9.8)%
Policy acquisition expense ratio	11.7%	13.2%	(1.5)%
Debt to capitalization ratio	2.4%	4.0%	(1.6)%
Return on equity	11.7%	10.0%	1.7%
Return on tangible equity(1)	11.7%	10.1%	1.6%

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased to $508.0 million for the three months ended June 30, 2026 from $435.4 million for the three months ended June 30, 2025. The increase in net premiums written was driven by growth of voluntary new business, and renewals of previously acquired Citizens policies.

Our policies in force as of June 30, 2026 were 509,075, compared to 348,439 as of June 30, 2025, a 46.1% increase year-over-year. Our average premium per residential policy decreased from $3,614 at June 30, 2026 compared to $3,964 at June 30, 2025 as a result of a decrease in average premium of Citizens policies assumed. Additionally, our average premium per commercial residential policy was $99,515 at June 30, 2026 and $110,575 at June 30, 2025.

Gross premiums earned. Gross premiums earned increased to $486.1 million for the three months ended June 30, 2026 from $338.7 million for the three months ended June 30, 2025. The increase was driven primarily by the earnings resulting from strong premium production across the portfolio including prior years Citizen acquisitions.

Ceded premiums earned. Ceded premiums for the three months ended June 30, 2026 and 2025 were approximately $125.5 million and $94.8 million, respectively, representing 25.8% and 28.0%, respectively, of gross premiums earned. The $30.7 million increase was primarily attributable to increased catastrophe reinsurance costs in line with growth of the portfolio.

Net premiums earned. Net premiums earned increased to $360.6 million for the three months ended June 30, 2026 from $243.9 million for the three months ended June 30, 2025. The increase and year-over-year growth were directly driven by earnings growth from previous increase in voluntary homeowners and Citizens acquired policies, offset by higher reinsurance costs directly related to the growth of the portfolio.

Net investment income. Net investment income, inclusive of realized investment gains and losses, increased to $22.2 million for the three months ended June 30, 2026 from $15.0 million for the three months ended June 30, 2025, which was attributable to an increase in investable assets. Our average investable assets increased to $2,535 million for the three months ended June 30, 2026 from $1,613 million for the three months ended June 30, 2025.

Policy fees. Policy fees increased to $3.3 million for the three months ended June 30, 2026 from $2.5 million for the three months ended June 30, 2025. The increase in policy fees was primarily attributable to increased renewals of existing policies.

Other income. Other income increased to $0.7 million for the three months ended June 30, 2026 from $0.3 million for the three months ended June 30, 2025. The increase in other income was primarily attributable to an increase in service fee revenue.

Total revenue. Total revenue increased to $386.8 million for the three months ended June 30, 2026 from $261.6 million for the three months ended June 30, 2025. The increase and year-over-year growth were directly driven by earnings growth from previous increase in voluntary homeowners and Citizens acquired policies.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net increased to $108.7 million for the three months ended June 30, 2026 from $91.4 million for the three months ended June 30, 2025. There were no incurred losses from named storms during the three months ended June 30, 2026 and 2025. The increase in net losses and loss adjustment expenses incurred was primarily driven by the growth of the portfolio partially offset by lower overall loss experience for the period ending June 30, 2026 versus June 30, 2025.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the three months ended June 30, 2026 and 2025 were approximately $42.3 million and $32.1 million, respectively, representing 11.7% and 13.2% of net premiums earned, respectively. The increase was primarily attributable to increased renewal policies from prior year assumed Citizens' policies, resulting in increased policy acquisition costs in 2026.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2026 and 2025 were approximately $55.0 million and $37.9 million, respectively, representing 15.3% and 15.6%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing and technology to support the Company’s strategic growth initiative. Personnel count increased to 627 at June 30, 2026 from 422 at June 30, 2025.

Interest expense. Interest expense increased slightly for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due primarily to the increase in debt financing costs.

Depreciation expense. Depreciation expense for the three months ended June 30, 2026 and 2025 was $1.4 million and $1.1 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects that were put into production in 2025.

Amortization expense. Amortization expense for the three months ended June 30, 2026 and 2025 was $0.0 million and $1.9 million, respectively, representing 0.0% and 0.8%, respectively, of net premiums earned. The decrease was due primarily to intangible assets being fully amortized.

Income tax expense. Income tax expense was $43.6 million and $26.2 million for the three months ended June 30, 2026 and 2025 respectively. Our effective tax rate for each of the three months ended June 30, 2026 and 2025 was 24.4% and 27.2%, respectively. The decrease in our effective tax rate was primarily due to the favorable treatment of stock options.

Ratios

Loss ratio. Our loss ratio decreased to 30.2% for the three months ended June 30, 2026 from 37.4% for the three months ended June 30, 2025, primarily due to a decrease in overall loss experience.

Expense ratio. Our expense ratio decreased to 27.4% for the three months ended June 30, 2026 from 30.0% for the three months ended June 30, 2025, primarily due to scaling impact in net earned premium growth with more moderate operating expense growth and a reduction in amortization expense as intangible assets were fully amortized.

Combined ratio. Our combined ratio decreased to 57.6% for the three months ended June 30, 2026 from 67.4% for the three months ended June 30, 2025, primarily due to a decrease in overall loss experience, and scaling impact in net earned premium growth with more moderate operating expense growth.

Policy acquisition expense ratio. Our policy acquisition expense ratio decreased to 11.7% for the three months ended June 30, 2026 from 13.2% for the three months ended June 30, 2025, primarily due to scaling impact in net earned premium growth with more moderate policy acquisition expense growth.

Debt to capitalization ratio. Our debt to capitalization ratio decreased to 2.4% for the three months ended June 30, 2026 from 4.0% for the three months ended June 30, 2025, primarily as a result of growth in retained earnings from net income.

Return on equity. Our return on equity increased to 11.7% for the three months ended June 30, 2026 from 10.0% for the three months ended June 30, 2025, primarily due to the IPO proceeds.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, (in thousands)
	2026	2025	Change	% Change
Gross premiums written	$922,806	$713,633	$209,173	29.3%
Change in unearned premiums	44,277	(24,084)	68,361	(283.8)%
Gross premiums earned	967,083	689,549	277,534	40.2%
Ceded premiums earned	(240,565)	(179,649)	(60,916)	33.9%
Net premiums earned	726,518	509,900	216,618	42.5%
Net investment income	42,270	28,848	13,422	46.5%
Policy fees	5,972	3,988	1,984	49.7%
Other income	1,340	464	876	188.8%
Total revenue	$776,100	$543,200	$232,900	42.9%
Losses and loss adjustment expenses incurred, net	219,813	175,130	44,683	25.5%
Policy acquisition and other underwriting expenses	86,405	60,668	25,737	42.4%
General and administrative expenses	101,201	79,314	21,887	27.6%
Interest expense	1,776	1,830	(54)	(3.0)%
Depreciation expense	2,669	2,262	407	18.0%
Amortization expense	99	3,792	(3,693)	(97.4)%
Total expense	$411,963	$322,996	$88,967	27.5%
Net income before income tax expense	$364,137	$220,204	$143,933	65.4%
Income tax expense	89,760	57,629	32,131	55.8%
Net income	$274,377	$162,575	$111,802	68.8%
Loss ratio	30.3%	34.3%	(4.0)%
Expense ratio	26.2%	28.6%	(2.4)%
Combined ratio	56.5%	62.9%	(6.4)%
Policy acquisition expense ratio	11.9%	11.9%	(0.0)%
Debt to capitalization ratio	2.4%	4.0%	(1.6)%
Return on equity	23.8%	25.0%	(1.2)%
Return on tangible equity(1)	23.8%	25.3%	(1.5)%

(2)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased to $922.8 million for the six months ended June 30, 2026 from $713.6 million for the six months ended June 30, 2025. The increase in net premiums written was driven by growth of voluntary new business, and renewals of previously acquired Citizens policies.

Our policies in force as of June 30, 2026 were 509,075, compared to 348,439 as of June 30, 2025, a 46.1% increase year-over-year. Our average premium per residential policy decreased from $3,614 at June 30, 2026 compared to $3,964 at June 30, 2025 as a result of a decrease in average premium of Citizens policies assumed. Additionally, our average premium per commercial residential policy was $99,515 at June 30, 2026 and $110,575 at June 30, 2025.

Gross premiums earned. Gross premiums earned increased to $967.1 million for the six months ended June 30, 2026 from $689.5 million for the six months ended June 30, 2025. The increase was driven primarily by the earnings resulting from strong premium production across the portfolio including prior years Citizen acquisitions.

Ceded premiums earned. Ceded premiums for the six months ended June 30, 2026 and 2025 were approximately $240.6 million and $179.6 million, respectively, representing 24.9% and 26.1%, respectively, of gross premiums earned. The $60.9 million increase was primarily attributable to increased catastrophe reinsurance costs in line with growth of the portfolio.

Net premiums earned. Net premiums earned increased to $726.5 million for the six months ended June 30, 2026 from $509.9 million for the six months ended June 30, 2025. The increase and year-over-year growth were directly driven by earnings growth from previous increase in voluntary homeowners and Citizens acquired policies, offset by higher reinsurance costs directly related to the growth of the portfolio.

Net investment income. Net investment income, inclusive of realized investment gains and losses, increased to $42.3 million for the six months ended June 30, 2026 from $28.8 million for the six months ended June 30, 2025, which was attributable to an increase in investable assets. Our average investable assets increased to $2,395 million for the six months ended June 30, 2026 from $1,564 million for the six months ended June 30, 2025.

Policy fees. Policy fees increased to $6.0 million for the six months ended June 30, 2026 from $4.0 million for the six months ended June 30, 2025. The increase in policy fees was primarily attributable to increased renewals of existing policies.

Other income. Other income increased to $1.3 million for the six months ended June 30, 2026 from $0.5 million for the six months ended June 30, 2025. The increase in other income was primarily attributable to an increase in service fee revenue.

Total revenue. Total revenue increased to $776.1 million for the six months ended June 30, 2026 from $543.2 million for the six months ended June 30, 2025. The increase and year-over-year growth were directly driven by earnings growth from previous increase in voluntary homeowners and Citizens acquired policies

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net increased to $219.8 million for the six months ended June 30, 2026 from $175.1 million for the six months ended June 30, 2025. There were no incurred losses from named storms during the six months ended June 30, 2026 and 2025. The increase in net losses and loss adjustment expenses incurred was primarily driven by the increase in the growth of the portfolio partially offset by lower overall loss experience for the period ending June 30, 2026 versus June 30, 2025.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the six months ended June 30, 2026 and 2025 were approximately $86.4 million and $60.7 million, respectively, representing 11.9% and 11.9% of net premiums earned, respectively. The increase was primarily attributable to increased renewal policies from prior year assumed Citizens' policies, resulting in increased policy acquisition costs in 2026.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2026 and 2025 were approximately $101.2 million and $79.3 million, respectively, representing 13.9% and 15.6%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing and technology to support the Company’s strategic growth initiatives. Personnel count increased to 627 at June 30, 2026 from 422 at June 30, 2025.

Interest expense. Interest expense decreased slightly for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was due primarily to the decrease in outstanding debt, offset by higher debt issuance costs.

Depreciation expense. Depreciation expense for the six months ended June 30, 2026 and 2025 was $2.7 million and $2.3 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects that were put into production in 2025.

Amortization expense. Amortization expense for the six months ended June 30, 2026 and 2025 was $0.1 million and $3.7 million, respectively, representing 0.0% and 0.7%, respectively, of net premiums earned. The decrease was due primarily to intangible assets being fully amortized.

Income tax expense. Income tax expense was $89.8 million and $57.6 million for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate for each of the six months ended June 30, 2026 and 2025 was 24.9% and 26.2%, respectively. The decrease in our effective tax rate was primarily due to the favorable treatment of stock options.

Ratios

Loss ratio. Our loss ratio decreased to 30.3% for the six months ended June 30, 2026 from 34.3% for the six months ended June 30, 2025, primarily due to a decrease in overall loss experience.

Expense ratio. Our expense ratio decreased to 26.2% for the six months ended June 30, 2026 from 28.6% for the six months ended June 30, 2025, primarily due to scaling impact in net earned premium growth with more moderate operating expense growth and a reduction in amortization expense as intangible assets were fully amortized.

Combined ratio. Our combined ratio decreased to 56.5% for the six months ended June 30, 2026 from 62.9% for the six months ended June 30, 2025, primarily due to a decrease in overall loss experience, scaling impact in net earned premium growth with more moderate operating expense growth and a reduction in amortization expense as intangible assets were fully amortized.

Policy acquisition expense ratio. Our policy acquisition expense ratio remained consistent at 11.9% for the six months ended June 30, 2026 and 2025.

Debt to capitalization ratio. Our debt to capitalization ratio decreased to 2.4% for the six months ended June 30, 2026 from 4.0% for the six months ended June 30, 2025, primarily as a result of growth in retained earnings from net income.

Return on equity. Our return on equity decreased to 23.8% for the six months ended June 30, 2026 from 25.0% for the six months ended June 30, 2025, as a result of growth in equity due to retained earnings from net income, offset by the IPO proceeds.

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

Return on tangible equity

The following table sets forth a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure:

	Three Months Ended June 30, (in thousands)		Year Ended December 31,
	2026	2025	2025
Numerator: Net Income	$134,850	$70,072	$443,958
Denominator:
Average shareholders' equity	1,154,215	700,257	773,200
Less: Average goodwill and other intangible assets	(2,618)	(7,452)	(6,499)
Average tangible shareholders' equity	1,151,597	692,805	766,701
Return on tangible equity	11.7%	10.1%	57.9%
Return on equity	11.7%	10.0%	57.4%

	Six Months Ended June 30, (in thousands)		Year Ended December 31,
	2026	2025	2025
Numerator: Net Income	$274,377	$162,575	$443,958
Denominator:
Average shareholders' equity	1,154,030	650,610	773,200
Less: Average goodwill and other intangible assets	(2,653)	(8,399)	(6,499)
Average tangible shareholders' equity	1,151,377	642,211	766,701
Return on tangible equity	23.8%	25.3%	57.9%
Return on equity	23.8%	25.0%	57.4%

Our return on tangible equity increased to 11.7% for the three months ended June 30, 2026 from 10.1% for the three months ended June 30, 2025, primarily due to the IPO proceeds.

Our return on tangible equity decreased to 23.8% for the six months ended June 30, 2026 from 25.3% for the six months ended June 30, 2025, as a result of growth in equity due to an increase in retained earnings from net income, offset by the IPO proceeds.

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

SIC and SSIC can only pay dividends to us out of its available and accumulated surplus funds, which are derived from realized net operating profits on its business and net unrealized capital gains.

No dividends were paid by SIC or SSIC in 2026 and 2025.

Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of its total liabilities, or $15.0 million. Based on this requirement, SIC was required to maintain capital and surplus of $130.9 million and $113.9 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, SIC’s statutory-basis surplus totaled $520.4 million and $417.9 million, meeting the minimum surplus requirements.

As of June 30, 2026 and December 31, 2025, we had $1.821 billion and $1.683 billion, respectively, in cash, cash equivalents, restricted cash and cash equivalents, which primarily consisted of cash, money market accounts and US Treasury bills. We intend to maintain substantial cash or cash-equivalent balances during hurricane season to meet seasonal liquidity needs relating to potential catastrophic losses. However, in the event of a failure of the financial institution, there is a chance we may be unable to access such funds and may incur a loss to the extent such balance exceeds the FDIC insurance limits, which could have a negative impact on our liquidity and financial condition.

Our insurance subsidiaries generate cash through premium collections, investment income and the sale or maturity of invested assets. We received net proceeds of approximately $263.5 million from the IPO proceeds. Our insurance subsidiaries use cash to pay reinsurance premiums, losses and loss adjustment expenses incurred, net, policy acquisition and other underwriting expenses, salaries and employee benefits and other expenses, as well as to purchase investments.

Although we can provide no assurances, we believe that our available cash, cash equivalents, restricted cash and cash equivalents balance and cash generated from operations, should be sufficient to meet our working capital requirements and other capital expenditures for the next twelve months, and thereafter for the foreseeable future.

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

	Six Months Ended June 30, (in thousands)
	2026	2025	Change	% Change
Cash Flows provided by (used in):
Operating activities	590,011	350,429	239,582	68.4%
Investing activities	(256,919)	17,488	(274,407)	(1569.1)%
Financing activities	(194,906)	257,989	(452,895)	(175.5)%
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	138,186	625,906	(487,720)	(77.9)%

For the six months ended June 30, 2026, cash flows provided by operating activities was $590.0 million, an increase of $239.6 million from the six months ended June 30, 2025, driven by an increase in net income and change in certain balance sheet accounts. For the six months ended June 30, 2026, cash flows used in investing activities was $256.9 million, a decrease of $274.4 million from cash provided by investing activities for the six months ended June 30, 2025, driven by the increased purchases of fixed-maturity securities available-for-sale. For the six months ended June 30, 2026, cash flows used in financing activities was $194.9 million, a decrease of $452.9 million from the six months ended June 30, 2025, driven by the repurchase and retirement of common stock through the repurchase program and 2025 proceeds from the initial public offering.

Credit Facility

On June 25, 2024, the Company entered into an amended and restated credit agreement ("the Credit Agreement") with Regions Bank for (i) a $10 million revolving credit facility, which was amended to a $530.4 million revolving credit facility on July 27, 2026(ii) term loan in an aggregate principal amount of $40 million and (iii) one or more delayed draw term loans in an aggregate principal amount not to exceed $125 million (together, the “Credit Facility”), which was terminated under the amendment.

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

Off-Balance Sheet Arrangement

At June 30, 2026, we do not maintain any off-balance sheet arrangements.

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

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of June 30, 2026:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
Debt securities and credit agreements	$33,500	$5,500	$28,000	$-	$-
Interest payable (1)	5,288	2,039	3,249	-	-
Operating lease obligations	9,935	2,431	5,068	2,436	-
Total	$48,723	$9,970	$36,317	$2,436	$-

(1) Interest on the Credit Facility is calculated using 6.9% in effect at June 30, 2026 with the assumption that interest rates remain flat over the remainder of the period that the Credit Facility is outstanding. At our option, we may prepay the Credit Facility, in whole or in part, without premium or penalty.

Financial Condition

Stockholders’ Equity

As of June 30, 2026, stockholders’ equity was $1,194.8 million. As of December 31, 2025, total stockholders’ equity was $1,113.2 million. The increase was primarily due to increased retained earnings from net income offset by the repurchase and retirement of common stock through the repurchase program.

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

Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities and equity securities. As of June 30, 2026, the majority of our investments, or $830.6 million, was comprised of fixed income securities rated BBB- or better. Our investments also include $7.0 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $1,236.9 million and a restricted cash and cash equivalents balance of $584.2 million as of June 30, 2026.

As of December 31, 2025, the majority of our investments, or $588.2 million, was comprised of fixed income securities rated BBB- or better. Our investments also include $4.0 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $1,201.2 million and a restricted cash and cash equivalents balance of $481.8 million as of December 31, 2025.

As of June 30, 2026, and December 31, 2025, the amortized cost and fair value on available for sale securities were as follows:

	As of June 30, 2026
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$201,148	$200,919	24.1%
Obligations of state and political subdivisions	256,200	255,592	30.7%
Corporate securities	295,413	295,033	35.5%
Asset-backed securities	81,513	80,537	9.7%
Total available for sale investments	$834,274	$832,081	100%

	As of December 31, 2025
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$155,600	$157,575	26.7%
Obligations of state and political subdivisions	203,485	207,274	35.1%
Corporate securities	171,501	175,007	29.7%
Asset-backed securities	49,536	49,864	8.5%
Total available for sale investments	$580,122	$589,720	100%

The following tables provide the credit quality of available for sale investments as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$77,075	$76,586	9.2%
AA+	326,552	325,365	39.1%
AA	71,367	71,098	8.5%
AA-	57,882	57,941	7.0%
A+	59,903	59,832	7.2%
A	67,131	66,741	8.0%
A-	52,986	52,852	6.4%
BBB+	61,821	62,250	7.5%
BBB	51,213	51,079	6.1%
BBB-	6,905	6,878	0.8%
Not Rated	1,438	1,460	0.2%
Total available for sale investments	$834,274	$832,081	100%

	As of December 31, 2025
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$55,471	$56,321	9.6%
AA+	242,675	245,780	41.7%
AA	56,183	57,084	9.7%
AA-	40,755	41,733	7.1%
A+	34,234	34,815	5.9%
A	37,219	37,755	6.4%
A-	31,055	31,712	5.4%
BBB+	42,157	43,334	7.3%
BBB	35,257	35,935	6.1%
BBB-	3,694	3,772	0.6%
Not Rated	1,420	1,480	0.2%
Total available for sale investments	$580,122	$589,720	100%

The amortized cost and fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2026 and December 31, 2025 are displayed in the tables below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of June 30, 2026
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$52,548	$52,655	6.3%
Due after one year through five years	347,113	348,198	41.8%
Due after five years through 10 years	321,118	319,117	38.4%
Due after 10 years	113,495	112,111	13.5%
Total available for sale investments	$834,274	$832,081	100%

	As of December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$48,155	$48,353	8.2%
Due after one year through five years	303,205	309,550	52.5%
Due after five years through 10 years	165,622	168,346	28.5%
Due after 10 years	63,140	63,471	10.8%
Total available for sale investments	$580,122	$589,720	100%

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
•
the impact of macroeconomic conditions, including declining consumer confidence, inflation, high unemployment and the threat of recession;
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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2026 ($ in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$723,817	$(108,264)	(13.0)%
200 basis point increase	759,008	(73,073)	(8.8)%
100 basis point increase	795,096	(36,985)	(4.4)%
100 basis point decrease	869,962	37,881	4.6%
200 basis point decrease	908,740	76,659	9.2%
300 basis point decrease	948,415	116,334	14.0%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector. Pursuant to our investment policy, only $1.0 million may be invested in below investment grade bonds. The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 4.44 years and 3.50 years at June 30, 2026 and December 31, 2025, respectively. To the extent interest rates decrease during 2026, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2026, the estimated weighted average credit quality rating of the fixed maturity securities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2025. For more information regarding the composition of our fixed-maturity securities portfolio, see “—Financial Condition—Investment Portfolio” within Item 2.

Foreign Currency Exchange Risk

At June 30, 2026, we did not have any material exposure to foreign currency related risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock during the second quarter of 2026:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2026 - 4/30/2026	2,997,980	$17.95	13,349,752	$114,068
5/1/2026 - 5/31/2026	—	$-	13,349,752	$114,068
6/1/2026 - 6/30/2026	—	$-	13,349,752	$114,068
Total	2,997,980	$17.95	13,349,752	$114,068

(1)
On August 26, 2025, the Board authorized the repurchase program, which allows the Company to repurchase, from time to time, up to $75.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. On November 4, 2025, the Board authorized an increase to the repurchase program to purchase an additional $45.0 million of common stock. On March 23, 2026, the Company had completed its initial $120 million common stock repurchase plan. On March 23, 2026, the Board authorized a new stock repurchase plan, which allows the Company to repurchase, from time to time, up to $125.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Exchange Act and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. On April 28, 2026, the Board authorized an increase to the repurchase program to purchase an additional $100.0 million of common stock. For the three months ended June 30, 2026, under the repurchase program and the new stock repurchase program, the Company repurchased 2,997,980 shares of common stock for $53.8 million.

Item 5. Other Information.

On July 27, 2026, the Company entered into the Third Amendment of the Credit Agreement to, among other things, increase its revolving credit facility to $530.4 million. All other material terms of the Credit Agreement, as amended, remained unchanged.

Relationships

There are no material relationships between the Company or any of its subsidiaries or affiliates and the lenders and/or their respective affiliates, other than in respect of the Credit Agreement, Amendment and certain commercial banking and lending relationships, all of which have been entered into in the ordinary course of business.

Securities Trading Plans of Directors and Officers

None of the Company's directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended June 30, 2026, except as described below:

On June 12, 2026, the Company’s Chief Executive Officer and the Company's President and Chief Operating Officer, terminated a Rule 10b5-1 trading plan providing for the sale of up to 10 million and 1 million shares of the Company’s common stock and which was adopted on November 21, 2025. The trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The duration of the trading plan was effective until September 16, 2026, or earlier if all transactions under the trading plan were completed.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Third Amendment to the Amended and Restated Credit Agreement, dated as of July 27, 2026, by and among Slide Insurance Holdings, Inc., as borrower, certain subsidiaries of Slide Insurance Holdings, Inc, as guarantors, the lenders party thereto, and Regions Banks, as administrative agent, collateral agent, issuing bank and swingline lender.

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

Slide Insurance Holdings, Inc.

Date: July 30, 2026		/s/ Bruce Lucas
	By:	Bruce Lucas
	Its:	Chief Executive Officer (Duly Authorized Officer)

Date: July 30, 2026		/s/ Anastasios Omiridis
	By:	Anastasios Omiridis
	Its:	Chief Financial Officer (Principal Financial Officer)