Form 10-Q
period 2026-09-30
Slide Insurance Holdings, Inc.
filed 2026-10-29
CIK 1886428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 117,248,652 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Slide Insurance Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share and par value amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Invested assets:
Fixed-maturity securities, available-for-sale, at estimated fair value (amortized costs: $853,988 and $580,122, respectively and allowance for credit losses: $0 and $0 respectively)	$819,318	$589,720
Equity securities, at fair value	$23,782	-
Other investments, net	6,667	4,000
Total invested assets	$849,767	$593,720
Cash and cash equivalents	700,575	1,201,210
Restricted cash and cash equivalents	798	786
Restricted cash and cash equivalents - variable interest entity	1,015,713	480,972
Accrued interest income	12,330	7,281
Assumed premiums receivable	11,502	34,290
Premiums receivable, net of allowance for credit loss of $7,283 and $3,294, respectively	106,625	90,576
Reinsurance recoverable on paid losses, net of allowance for credit loss: $0 and $0, respectively	11,233	16,183
Reinsurance recoverable on unpaid losses, net of allowance for credit loss: $0 and $0, respectively	106,069	146,128
Prepaid reinsurance premiums	397,825	202,748
Deferred income tax assets, net	28,324	18,332
Deferred policy acquisition costs	110,263	93,728
Property and equipment, net	15,330	11,585
Right-of-use lease assets, operating	7,194	8,476
Intangibles, net	—	99
Goodwill	2,603	2,603
Prepaid expenses	14,127	8,932
Other assets	494	816
Total assets	$3,390,772	$2,918,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$503,870	$439,715
Unearned premiums	983,603	1,000,611
Commissions payable	15,757	9,049
Deferred revenue	90	90
Reinsurance premiums payable	324,212	160,330
Long-term debt, net	27,613	33,687
Interest rate swap liability	—	62
Income taxes payable	75,460	93,555
Advanced premiums	75,410	30,518
Premium tax liabilities	31,104	5,075
Accounts payable and accrued expenses	31,145	19,768
Lease liabilities, operating	8,463	9,649
Other liabilities	11,382	3,115
Total liabilities	$2,088,109	$1,805,224
Shareholders’ equity:
Common Stock (par value $0.01, 1,500,000,000 shares authorized, 117,320,564 and 123,889,446 issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	1,173	1,239
Additional paid-in capital	170,339	351,688
Accumulated other comprehensive income (loss), net of taxes	(26,421)	7,165
Retained earnings	1,157,572	753,149
Total shareholders’ equity	$1,302,663	$1,113,241
Total liabilities and shareholders’ equity	$3,390,772	$2,918,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Gross premiums written	$506,576	$463,394	$1,429,382	$1,177,027
Change in unearned premiums	(27,272)	(104,031)	17,005	(128,115)
Gross premiums earned	479,304	359,363	1,446,387	1,048,912
Ceded premiums earned	(145,958)	(116,309)	(386,523)	(295,958)
Net premiums earned	333,346	243,054	1,059,864	752,954
Net investment income	23,837	19,093	66,106	47,941
Policy fees	3,155	2,440	9,127	6,428
Other income	713	1,106	2,053	1,571
Total revenue	$361,051	$265,693	$1,137,150	$808,894
Expenses:
Losses and loss adjustment expenses incurred, net	101,315	33,240	321,128	208,370
Policy acquisition and other underwriting expenses	46,194	36,393	132,600	97,062
General and administrative expenses	48,846	45,005	150,045	124,318
Interest expense	1,587	909	3,363	2,739
Depreciation expense	1,363	1,230	4,033	3,493
Amortization expense	—	1,901	99	5,693
Total expenses	$199,305	$118,678	$611,268	$441,675
Net income before income tax expense	161,746	147,015	525,882	367,219
Income tax expense	23,516	36,018	113,275	93,647
Net income	$138,230	$110,997	$412,607	$273,572
Weighted average shares outstanding (in thousands)
Basic	116,759	125,249	118,478	83,126
Diluted	127,128	140,113	130,338	129,916
Earnings per share
Basic	$1.18	$0.89	$3.48	$3.29
Diluted	$1.09	$0.79	$3.17	$2.11

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$138,230	$110,997	$412,607	$273,572
Other comprehensive income:
Unrealized gains (losses) on securities	(32,475)	2,034	(44,268)	8,768
Other comprehensive gain (loss), before tax	(32,475)	2,034	(44,268)	8,768
Income tax expense on other comprehensive gain (loss) on investments	(7,689)	591	(10,682)	2,299
Income tax expense on other comprehensive gain (loss)	(7,689)	591	(10,682)	2,299
Other comprehensive gain (loss)	(24,786)	1,443	(33,586)	6,469
Comprehensive income	$113,444	$112,440	$379,021	$280,041

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Dollar amounts in thousands)

	Common Stock (a)		Preferred Stock (a)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital (a)	Earnings	Income	Equity
Balance as of June 30, 2026	115,568,131	$1,156	—	$-	$167,771	$1,027,526	$(1,635)	$1,194,818
Exercise of vested common stock options	1,665,748	16	—	—	681	—	—	697
Vesting of RSUs	142,512	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	3,456	—	—	3,456
Net income	—	—	—	—	—	138,230	—	138,230
Other comprehensive loss	—	—	—	—	—	—	(24,786)	(24,786)
Shares withheld for taxes (net share settlement)	(55,827)	—	—	—	(1,568)		—	(1,568)
Funding of dividends declared	—	—	—	—	—	(8,184)	—	(8,184)
Balance as of September 30, 2026	117,320,564	$1,173	—	$-	$170,339	$1,157,572	$(26,421)	$1,302,663

Balance as of June 30, 2025	125,243,157	$1,252	—	$-	$389,731	$471,766	$5,311	$868,060
Exercise of vested common stock options	261,250	3	—	—	357	—	—	360
Other financing activities	—		—	—	404	—	—	404
Vesting of RSUs	144,078	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	2,956		—	2,956
Repurchase and retirement of common stock	(1,406,712)	(14)	—	—	(19,986)	—	—	(20,000)
Net income	—	—	—	—	—	110,997	—	110,997
Other comprehensive income	—	—	—	—	—	—	1,443	1,443
Balance as of September 30, 2025	124,241,773	$1,242	—	$-	$373,461	$582,763	$6,754	$964,220

(a) All Common Stock share and related dollar information, all Preferred Stock share and related dollar information and Additional Paid-in Capital have been adjusted to reflect the 5.5-for-1 stock split effective June 18, 2025, as discussed in Note 1.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

	Common Stock (a)		Preferred Stock (a)		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital (a)	Earnings	Income	Equity
Balance as of December 31, 2025	123,889,446	$1,239	—	$-	$351,688	$753,149	$7,165	$1,113,241
Exercise of vested common stock options	3,891,250	39	—	—	2,858	—	—	2,897
Vesting of RSUs	432,918	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	9,952	—	—	9,952
Net income	—	—	—	—	—	412,607	—	412,607
Other comprehensive loss	—	—	—	—	—	—	(33,586)	(33,586)
Shares withheld for taxes (net share settlement)	(170,830)	(2)	—	—	(3,330)		—	(3,332)
Funding of dividends declared	—	—	—	—	—	(8,184)	—	(8,184)
Repurchase and retirement of common stock	(10,722,220)	(107)	—	—	(190,825)	—	—	(190,932)
Balance as of September 30, 2026	117,320,564	$1,173	—	$-	$170,339	$1,157,572	$(26,421)	$1,302,663

Balance as of December 31, 2024	56,224,168	$562	51,374,125	$514	$122,607	$309,191	$285	$433,159
Exercise of vested common stock options	951,291	10	—	—	1,003	—	—	1,013
Other financing activities	—	—	—	—	(2,463)	—	—	(2,463)
Vesting of RSUs	432,234	3	—	—	(3)	—	—	—
Stock-based compensation	—	—	—	—	8,970	—	—	8,970
Repurchase and retirement of common stock	(1,406,712)	(14)	—	—	(19,986)	—	—	(20,000)
Net income	—	—	—	—	—	273,572	—	273,572
Other comprehensive income	—	—	—	—	—	—	6,469	6,469
Conversion of Preferred Stock to Common Stock as part of IPO	51,374,125	514	(51,374,125)	(514)	—	—	—	—
Initial Public Offering	16,666,667	167	—	—	263,333	—	—	263,500
Balance as of September 30, 2025	124,241,773	$1,242	—	$-	$373,461	$582,763	$6,754	$964,220

(a) All Common Stock share and related dollar information, all Preferred Stock share and related dollar information and Additional Paid-in Capital have been adjusted to reflect the 5.5-for-1 stock split effective June 18, 2025, as discussed in Note 1.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$412,607	$273,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	4,132	9,186
Deferred income tax expense	690	3,637
Stock-based compensation	9,952	8,970
Amortization of deferred loan costs	804	589
Net realized investment losses (gains)	65	(6)
Net unrealized investment losses	691	—
Net amortization of premiums on investments in fixed-maturity securities	(1,984)	(2,068)
Change in value of interest rate swap	(62)	(26)
Purchase of transferable tax credits	(66,666)	(65,360)
Change in operating assets and liabilities:
Accrued interest income	(5,049)	(1,415)
Premiums receivable	6,739	(46,029)
Reinsurance recoverable on paid losses	4,950	(37,041)
Reinsurance recoverable on unpaid losses	40,059	133,112
Prepaid reinsurance premiums	(195,077)	(164,636)
Prepaid expenses	(5,195)	(5,523)
Deferred policy acquisition costs	(16,535)	(27,287)
Other assets	(51)	31
Loss and loss adjustment expense reserves	64,155	(71,528)
Unearned premiums	(17,008)	128,115
Advanced premiums	44,892	29,789
Income taxes payable	48,571	56,446
Premium taxes payable	26,029	(1,233)
Commissions payable	6,708	11,204
Reinsurance premiums payable	163,882	134,237
Accounts payable and accrued expenses	11,377	7,745
Net lease liability, net	96	389
Other liabilities	8,267	832
Net cash provided by operating activities	$547,039	$375,702
Cash flows from investing activities:
Purchase of fixed-maturity securities available-for-sale	(327,705)	(75,745)
Proceeds from maturities and redemptions of fixed-maturity securities available -for-sale	55,813	76,950
Purchase of equity securities	(25,123)	—
Proceeds from maturities and redemptions of equity securities	596	—
Proceeds from redemption of other investments	—	504
Purchase of equity method investment	(3,000)	—
Return of capital from other investments	333	—
Purchase of property and equipment	(7,405)	(2,314)
Net cash (used in) provided by investing activities	$(306,491)	$(605)
Cash flows from financing activities:
Dividends paid on common stock	(8,184)	—
Proceeds from exercise of stock options	2,897	1,012
Other financing costs	—	(2,463)
Payment of debt issuance costs	(2,379)	(296)
Repayment of long-term debt	(4,500)	(4,500)
Proceeds from issuance of initial public offering	—	263,500
Repurchase and retirement of common stock	(190,932)	(20,000)
Shares withheld for taxes (net share settlement)	(3,332)	—
Net cash (used in) provided by financing activities	$(206,430)	$237,253
Net increase in cash, cash equivalents and restricted cash	34,118	612,350
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	1,682,968	789,842
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,717,086	$1,402,192
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest paid	$1,950	$1,659
Income taxes paid	$64,020	$33,525

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

1.
Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. As of September 30, 2026, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report for the year ended December 31, 2025. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2025.

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

Slide Insurance Company (“SIC”) – a wholly owned property casualty insurance company licensed in Florida and South Carolina.

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

Slide Specialty Insurance Company (“Slide Specialty" or "SSIC”) – a wholly owned property casualty insurance company licensed in New Hampshire, New Jersey, New York, Rhode Island and South Carolina.

The Law Offices of Jonathan Hall, PLLC ("LOJH") - a wholly owned law firm of insurance staff employees employed by SMGA.

SIC is domiciled in the state of Florida and is a wholly owned subsidiary of SIH. SIC was incorporated on February 17, 2022, and commenced operations on March 1, 2022, after receiving its Certificate of Authority from the Florida Office of Insurance

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Regulation (the “FLOIR”). SIC provides homeowners insurance coverage to policyholders in Florida and South Carolina, with Florida policyholders representing 96% of direct written premiums written for the nine months ended September 30, 2026.

SIC is subject to the broad administrative powers of the FLOIR, which include, but are not limited to, limitation of dividends distributable, modification of management services and tax-sharing agreements, limitations on new and renewal business, and requirements for capital and surplus.

SSIC is domiciled in the state of Rhode Island and is a wholly owned subsidiary of SIH. SSIC currently provides homeowners insurance coverage to policyholders in California, South Carolina, and Texas. SSIC began writing policies during the second quarter of 2026.

SSIC is subject to the broad administrative powers of the Rhode Island Department of Business Regulation ("the RIDBR"), which include, but are not limited to, limitation of dividends distributable, modification of management services and tax-sharing agreements, and requirements for capital and surplus.

SIH filed its original certificate of incorporation with the Secretary of State of the State of Delaware on March 2, 2021, and was authorized to issue 40.0 million shares of common stock at par value of $0.01 per share and 20.0 million shares of preferred stock at par value of $0.01 per share, pre stock split.

The Company amended and restated its certificate of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2026 and December 31, 2025, there were 117.3 million and 123.9 million shares of common stock outstanding, respectively.

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

Stock Repurchase Program

On August 26, 2025, the Company's Board of Directors ("Board") authorized the 2025 Stock Repurchase Program ("repurchase program"), which allowed the Company to repurchase, from time to time, up to $75.0 million of common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. On November 4, 2025, the Board authorized an increase to the repurchase program to purchase an additional $45.0 million of common stock. On March 23, 2026, the Company completed the repurchase of the $120 million shares of common stock authorized under the repurchase program.

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

For the three and nine months ended September 30, 2026, under the repurchase program and the new stock repurchase programs, the Company repurchased 0 and 10,722,220 shares of common stock for $0 and $190.9 million, respectively.

Upon repurchase, the Company retired the shares of common stock. The repurchase plan has no time deadline and will continue until all authorized shares have been repurchased or it is otherwise modified or terminated by the Board.

Assumed Business

From time to time, the Company may participate in a “take-out program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens. For the three and nine months ended September 30, 2026, the Company was approved by the FLOIR to assume a total of 15,100 and 146,700 policies. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three and nine months ended September 30, 2026, the Company assumed approximately 10,050 and 47,718 policies, representing $34.9 million and $154.3 million in annualized gross premiums.

For the three and nine months ended September 30, 2025, the Company was approved by the FLOIR to assume a total of 15,000 and 281,150 policies, respectively. The approval date noted is based on the actual take-out date and not the date the Company received approval to participate from the FLOIR. For the three and nine months ended September 30, 2025, the Company assumed approximately 13,711 and 40,082 policies, representing $33.1 million and $138.0 million in annualized gross premiums, respectively. For the year ended December 31, 2025, the Company was approved by the FLOIR to assume a total of 457,150 policies from Citizens. In 2025, approximately 191,850 policies were assumed from Citizens, representing approximately $595.0 million in annualized gross written premiums related to these transactions.

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

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

2.
Basic and Diluted Earnings Per Share (shares reported in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income attributable to common stockholders	$138,230	$110,997	$412,607	$273,572
Weighted average shares outstanding	116,759	125,249	118,478	83,126
Basic earnings per share	$1.18	$0.89	$3.48	$3.29
Diluted earnings per share:
Net income attributable to common stockholders	$138,230	$110,997	$412,607	$273,572
Weighted average shares outstanding	116,759	125,249	118,478	83,126
Add effect of dilutive securities
Impact of convertible preferred stock	—	—	—	31,615
Impact of vested and unvested common stock options	9,326	13,104	10,719	13,230
Impact of RSU awards	1,043	1,760	1,141	1,945
Diluted weighted average common shares outstanding	127,128	140,113	130,338	129,916
Diluted earnings per share	$1.09	$0.79	$3.17	$2.11

The Company does not have any anti-dilutive shares for the three and nine months ended September 30, 2026 and 2025, respectively.

3.
Investments

Available-for-Sale Fixed-Maturity Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investments in fixed-maturity securities available-for-sale at September 30, 2026 and December 31, 2025, are as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$202,288	$9	$(5,601)	$196,696
States, municipalities and political subdivisions	268,691	43	(10,751)	$257,983
Corporate Bonds	303,335	236	(13,065)	$290,506
Asset-Backed Securities	79,674	0	(5,541)	$74,133
	$853,988	$288	$(34,958)	$819,318

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agencies	$155,600	$2,011	$(36)	$157,575
States, municipalities and political subdivisions	203,485	3,948	(159)	$207,274
Corporate Bonds	171,501	3,689	(183)	$175,007
Asset-Backed Securities	49,536	333	(5)	$49,864
	$580,122	$9,981	$(383)	$589,720

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The amortized cost and estimated fair value of investments in fixed-maturity securities at September 30, 2026 and December 31, 2025, by contractual maturity, are shown below.

	September 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
In one year or less	$41,895	$41,894	$48,155	$48,353
After one year through five years	370,850	363,496	303,205	309,550
After five years through 10 years	336,558	316,926	165,622	168,346
After 10 years	104,685	97,002	63,140	63,471
	$853,988	$819,318	$580,122	$589,720

Actual maturities may differ from contractual maturities, as the issuers of the securities may have the right to call or prepay obligations with or without penalty.

The following tables show the estimated fair value and gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026.

	September 30, 2026
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$177,462	$(5,591)	$1,237	$(10)	$178,699	$(5,601)
States, municipalities and political subdivisions	238,313	(10,591)	1,881	(160)	240,194	(10,751)
Corporate Bonds	252,116	(13,063)	248	(2)	252,364	(13,065)
Asset-Backed Securities	74,132	(5,541)	—	—	74,132	(5,541)
	$742,023	$(34,786)	$3,366	$(172)	$745,389	$(34,958)

A total of 405 securities had unrealized losses at September 30, 2026. The Company’s unrealized losses relate to its portfolio of fixed-maturity securities. The Company’s unrealized losses on its fixed maturity securities were caused by market interest rate changes. The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors in determining whether a credit loss exists for each individual security, including:

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

For the nine months ended September 30, 2026, the Company did not recognize a credit loss expense related to fixed-maturity securities in the consolidated statements of income.

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

	December 31, 2025
	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. government and agencies	$15,712	$(28)	$1,733	$(8)	$17,445	$(36)
States, municipalities and political subdivisions	26,538	(133)	2,518	(26)	29,056	(159)
Corporate Bonds	38,937	(180)	1,241	(3)	40,178	(183)
Asset-Backed Securities	2,439	(5)	—	—	2,439	(5)
	$83,626	$(346)	$5,492	$(37)	$89,118	$(383)

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

Proceeds from maturities, and redemptions of fixed-maturities securities were $55,813 and $76,950 for the nine months ended September 30, 2026 and 2025, respectively, with realized gross gains (losses) of $(11) and $4 on these sales, maturities, and redemptions respectively.

At September 30, 2026 and December 31, 2025, the Company had restricted cash and cash equivalents of $1,016,511 and $481,758, respectively, consisting of funds on deposit with regulatory authorities, as required by law and funds held in trust by the VIE where the Company is the primary beneficiary.

Equity Securities

The Company holds investments in equity securities measured at fair values using readily determinable market prices. As of September 30, 2026 and December 31, 2025, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026	$24,473	$411	$(1,102)	$23,782
December 31, 2025	$-	$-	$-	$-

Proceeds from maturities, and redemptions of equity securities were $596 and $0 for the nine months ended September 30, 2026 and 2025, respectively, with realized gross losses of $54 and $0 on these sales, maturities, and redemptions respectively.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Net Investment Income

Major categories of net investment income, excluding realized gains, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income:
Available-for-sale fixed-maturity securities	$9,963	$5,666	$27,104	$16,551
Equity securities	$35	-	$35	-
Equity securities unrealized loss	$(691)	-	$(691)	-
Equity securities realized loss	$(54)	-	$(54)	-
Cash and cash equivalents	14,716	13,542	40,324	31,704
Other investments	251	106	450	339
Total investment income	$24,220	$19,314	$67,168	$48,594
Investment expenses	383	$221	1,062	653
Net investment income	$23,837	$19,093	$66,106	$47,941

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

The following table presents by level the financial assets carried at estimated fair value measured on a recurring basis as of September 30, 2026 and December 31, 2025. The table does not include assets which are measured at historical cost or any basis other than estimated fair value.

	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$700,575	$—	$—	$700,575
Restricted cash and cash equivalents	798	—	—	798
Restricted cash and cash equivalents - variable interest entity	1,015,713	—	—	1,015,713
Fixed-maturity securities	464,541	354,777	—	819,318
Equity securities	23,782	—	—	23,782
	$2,205,409	$354,777	$—	$2,560,186
Liabilities:
Interest rate swap	$—	$—	$—	$—

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,201,210	$—	$—	$1,201,210
Restricted cash and cash equivalents	786	—	—	786
Restricted cash and cash equivalents - variable interest entity	480,972	—	—	480,972
Fixed-maturity securities	317,620	272,100	—	589,720
	$2,000,588	$272,100	$—	$2,272,688
Liabilities:
Interest rate swap	$—	$—	$62	$62

A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the estimated fair value measurement; consequently, if there are multiple significant valuation inputs that are categorized in different levels of the hierarchy, the instrument’s hierarchy level is the lowest level within which any significant input falls.

The Level 1 category includes cash and cash equivalents, restricted cash and cash equivalents, equity securities, money market securities, certificates of deposit, U.S. treasury bonds, and corporate bonds.

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

Restricted cash and cash equivalents and Restricted cash and cash equivalents - variable interest entity

Restricted cash and cash equivalents represents cash held by state authorities and the carrying value approximates fair value. Restricted cash and cash equivalents -variable interest entity represents cash held in trust by the VIE where the Company is the primary beneficiary and the carrying value approximates fair value. These assets are considered to be Level 1 assets.

Fixed-Maturity Securities

Fixed-Maturity securities represent investments held at fair value in U.S. government and agencies, municipalities and political subdivisions, corporate bonds, states, and asset-backed securities. These assets are considered to be Level 1 and Level 2 assets based on readily available pricing and observable inputs.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

Equity Securities

Equity securities held at fair value are considered to be Level 1 assets due to active exchange price for identical securities.

Long-Term Debt

The following table summarizes components of the Company’s long-term debt and methods used in estimating their fair values:

	Maturity Date	Valuation Methodology
Promissory Notes, 0.00%	2027	Discounted cash flow method, Level 3 inputs
Commercial Loan, variable rate of interest	2029	Discounted cash flow method, Level 3 inputs

The following tables present fair value information for liabilities that are carried on the condensed consolidated balance sheets at amounts other than fair value as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
As of September 30, 2026	Carrying Value or Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$1,000	$—	$—	$1,428	$1,428
Commercial Loan	31,000	—	—	29,464	29,464
Less: unamortized issuance costs	(4,387)	—	—	(4,387)	(4,387)
	$27,613	$—	$—	$26,505	$26,505

	Fair Value Measurements Using
As of December 31, 2025	Carrying Value or Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
Financial Liabilities:
Long-Term debt:
0.00% Promissory notes	$2,500	$—	$—	$2,775	$2,775
Commercial Loan	34,000	—	—	30,088	30,088
Less: unamortized issuance costs	(2,813)	—	—	(2,813)	(2,813)
	$33,687	$—	$—	$30,050	$30,050

5.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of amounts paid for commissions and premium taxes that relate directly to and vary directly with the production of new and renewal business.

The policy acquisition costs that the Company has capitalized and is amortizing over the effective periods of the related policies are as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$100,687	$71,458	$93,728	$65,046
Policy acquisition costs deferred	55,770	57,268	149,135	124,349
Less: Amortization	(46,194)	(36,393)	(132,600)	(97,062)
Ending balance	$110,263	$92,333	$110,263	$92,333

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

Activity related to the loss and LAE reserves are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balances, beginning of period	$501,020	$571,812	$439,715	$595,487
Less reinsurance recoverables	115,205	240,241	146,128	341,051
Net balances, beginning of period	385,815	331,571	293,587	254,436
Incurred related to:
Current year	119,315	66,755	339,128	263,505
Prior years	(18,000)	(33,515)	(18,000)	(55,135)
Total incurred	$101,315	$33,240	$321,128	$208,370
Paid related to:
Current year	83,057	36,191	140,953	72,140
Prior years	6,272	12,600	75,961	74,646
Total paid	$89,329	$48,791	$216,914	$146,786
Net balances, end of period	397,801	316,020	397,801	316,020
Plus reinsurance recoverables	106,069	207,939	106,069	207,939
Balances at September 30	$503,870	$523,959	$503,870	$523,959

The establishment of loss and LAE reserves is an inherently uncertain process and changes in loss and LAE reserve estimates are expected as these estimates are subject to the outcome of future events. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are adjusted. During the three and nine months ended September 30, 2026, Company recognized $18,000 and $18,000 of favorable loss development primarily to reduce non-catastrophe reserves in response to lower than expected payments. During the three and nine months ended September 30, 2025, the Company recognized $33,515 and $55,135 of favorable loss development primarily to reduce non-catastrophe reserves in response to lower than expected payments.

7.
Income Taxes

The Company recorded income tax expense of $23,516 and $113,275 for the three and nine months ended September 30, 2026 and $36,018 and $93,647 for the three and nine months ended September 30, 2025, respectively. The income tax expense resulted in an effective tax rate of 14.5% and 21.5% for the three and nine months ended September 30, 2026 and 24.5% and 25.5% for the three and nine months ended September 30, 2025, respectively. The decrease in the effective income tax rate was primarily due to the favorable treatment of stock options and the benefit of purchasing tax credits in the current period. Company’s estimated annual effective tax rate differs from the statutory federal tax rate due to state income taxes as well as certain nondeductible and tax-exempt items.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

In September of 2026, the Company purchased $88.9 million of transferable Section 45x advanced manufacturing production tax credits for $73.8 million to reduce our federal tax liability.

In September of 2025, the Company purchased $67.9 million of transferable Section 45x advanced manufacturing production tax credits for $65.4 million to reduce our federal tax liability.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which, among other provisions, permanently restores 100% bonus depreciation and modifies the limitation on business-interest expense under §163(j) to be based on taxable income before interest, amortization, and depreciation. OBBA did not have a material impact on the effective tax rate.

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

Effective November 1, 2025, the Company entered into a facultative excess of loss reinsurance contract for its commercial residential property business which provides $65 million of coverage in excess of $10 million for each loss, each risk. Like the per risk treaty, the facultative contract does not cover losses related to named storms. These treaties are effective until May 31, 2027.

For the state of California effective June 1, 2026, the Company entered into a per risk excess of loss treaty for its personal residential property business retaining $0.7 million on each risk and ceding the next $2.8 million of loss. The per risk excess of loss treaties cover 100% of all losses except those related to named storms. These treaties are effective until May 31, 2027.

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

At September 30, 2026, the Company had no borrowings outstanding under the revolving credit facility. The Company is in compliance with all required covenants and has available borrowing capacity of $530.4 million.

10.
Long-Term Debt

On June 25, 2024, the Company entered into a $40 million 5-year commercial loan agreement with a commercial bank. The loan is fully collateralized by assets of the Company. The Company may make voluntary prepayments of principal at any time, in whole or in part. Under the terms of the Credit Agreement, borrowings bear interest at an annual rate equal to the one- or three-month SOFR plus a margin based on the debt-to-capital ratio. The interest payment is due quarterly in arrears on the last business day of each quarter. The Credit Agreement contains affirmative and negative covenants as well as customary events of default. In addition, the Company must comply with certain financial and non-financial covenants. At September 30, 2026, the Company was in compliance with all covenants.

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

	Issue Date	Interest Rate	Original Principal	Outstanding Principal at September 30, 2026	Outstanding Principal at December 31, 2025
Promissory Notes	3/31/2022	0.00%	$10,000	$1,000	$2,500
Commercial Loan 4	6/25/2024	Variable	40,000	31,000	34,000
Less: Deferred loan costs and debt discount				(4,387)	(2,813)
				$27,613	$33,687

The following summarizes future maturities of long-term debt principal as September 30, 2026:

	Promissory Notes	Commercial Term Loan	Total
2026	500	1,000	$1,500
2027	500	4,000	$4,500
2028	—	4,000	$4,000
2029	—	22,000	$22,000
	$1,000	$31,000	$32,000

11.
Affiliate Transactions

The Company had no transactions with affiliates that have not been fully eliminated in consolidation in the nine months ended September 30, 2026 and 2025.

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

The components of lease costs were as follows for the respective years:

	September 30, 2026	September 30, 2025
Operating lease cost, include in General and Administrative expenses on the Consolidated Statements of Operations	$2,045	$1,629
Right-of-use lease asset and Lease liability was as follows:
Right-of-use asset	7,194	8,913
Lease liability	8,463	9,975
Supplemental cash flow information related to our operating leases as follows:
Right-of-use asset	1,282	(522)
Lease liability	(1,186)	911
Weighted-average lease term and discount rate for our operating lease was as follows:
Weighted-average remaining lease term
Operating lease	3.66 years	4.54 years
Weighted-average discount rate
Operating lease	5.50%	5.51%

Future lease payments for the operating lease were as follows as of September 30, 2026:

2026 (remaining)	604
2027	2,465
2028	2,534
2029	2,605
Thereafter	1,123
Total lease payments	9,331
Less: imputed interest	868
Present value of lease liability	$8,463

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

Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of the Company’s total liabilities, or $15,000. Based on this requirement, SIC was required to maintain capital and surplus of $79,534 and $113,922 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, SIC’s statutory-basis surplus totaled $503,095 and $417,940, meeting the minimum surplus requirements.

Rhode Island General Laws 27-1-37 required a domestic insurer to maintain a minimum capital stock of $1,000 and $2,000 in surplus. SSIC had $1,500 in capital stock as of September 30, 2026 and December 31, 2025, respectively 48,373 and 50,249 as of September 30, 2026 and December 31, 2025, respectively.

No dividends were paid by SIC or SSIC in 2026 and 2025.

SIC and Slide Specialty are required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. At September 30, 2026 and December 31, 2025, SIC and Slide Specialty’s total adjusted capital exceeded the RBC company-action level.

U.S. GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory-basis). These entities’ statutory-basis financial statements are presented on the basis of accounting practices prescribed or permitted by the FLOIR. The FLOIR and the RIDBR have adopted the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual as the basis of its statutory accounting practices. Statutory-basis surplus differs from shareholders’ equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred and because of different timing of recognizing the brokerage income for reinsurance recoverables. In addition, the recognition of deferred tax assets is based on different recoverability assumptions and material differences may also arise from the differing treatment of non-admitted assets and unrealized gains and losses from investments.

14.
Commitments and Contingencies

Various lawsuits against the Company have arisen in the ordinary course of the Company’s business. Management does not consider contingent liabilities arising from litigation and other matters material in relation to the financial position of the Company.

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

SIC is subject to assessments by guaranty funds in the states in which it conducts business, a residual market pool, and a state catastrophe reinsurance pool. The activities of these funds and pools include collecting funds from solvent insurance companies to cover losses resulting from the insolvency or rehabilitation of other insurance companies, or deficits generated by Citizens, and the FHCF. SIC is allowed to recover these assessments through premiums collected from policyholders. As of September 30, 2026, and December 31, 2025, SIC had payables relating to these assessments totaling $9,072 and $3,106, respectively. The payable is included within other liabilities on the balance sheet.

16.
Shareholders’ Equity

Prior to June 18, 2025, the Company was authorized to issue one class of common stock (par value of $0.01 per share) to its shareholders.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

The Company amended and restated its articles of incorporation on June 18, 2025, authorizing capital stock of 1.5 billion shares of common stock, par value $0.01 per share, and 150.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2026, there were 117.3 million shares of common stock outstanding.

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

Stockholders are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose. Unvested restricted stock awards have the right to share in dividends, if declared, equally with common stockholders on a nonforfeitable basis.

For the nine months ended September 30, 2026, the Company paid the following cash dividends on common stock:

Declaration Date	Date of Record	Payment Date	Per Share Amount	Aggregate Amount Paid
7/27/2026	8/14/2026	8/28/2026	$0.07	$8,184
		Total	$0.07	$8,184

There were no dividends declared or paid during 2025.

17.
Stock-based Compensation

On September 30, 2026 and 2025, the Company has two share-based compensation plans, the 2021 Equity Compensation Plan (the “Stock Plan”) and the 2025 Omnibus Incentive Plan (the “2025 Plan”), and one share-based compensation plan, the Stock Plan, respectively.

The compensation cost that has been charged against income for the plans was $3,456 and $9,952 for the three and nine months ended September 30, 2026, and $2,956 and $8,970 for the three and nine months ended September 30, 2025, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $501 and $2,140 for the three and nine months ended September 30, 2026, and $724 and $2,287 for the three and nine months ended September 30, 2025.

The Stock Plan permits the awarding of common stock share options to its employees and strategic advisors for up to 16,985,293 shares. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and vest based on three- to five-year vesting schedules. The fair value of each option award is estimated on the grant date using a Black-Scholes model. The compensation expense for the shares is recognized over the requisite service period for the employee. There were 40,000 and 0 options granted during the nine months ended September 30, 2026 and 2025.

As part of the IPO, the Company adopted the 2025 Plan, effective as of June 18, 2025. The 2025 Plan permits the awarding of common stock share options and restricted stock units for up to 12.0 million shares. There have been 500.4 thousand restricted shares and options issued as of September 30, 2026.

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of option activity under the Stock Plan as of September 30, 2026 and September 30, 2025, respectively, and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2026	10,854	$0.79
Granted	40	21.48
Exercised	1,664	0.41
Forfeited or expired	—	—
Outstanding at September 30, 2026	9,230	$0.93	6.00	$197,340
Vested or expected to vest at September 30, 2026	9,230	$0.93	6.00	$197,340
Exercisable at September 30, 2026	8,371	$0.79	5.96	$180,173

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2025	14,074	$0.84
Granted	—	—
Exercised	262	1.38
Forfeited or expired	41	1.38
Outstanding at September 30, 2025	13,771	$0.83	6.95	$207,638
Vested or expected to vest at September 30, 2025	10,930	$0.74	6.85	$148,262
Exercisable at September 30, 2025	10,930	$0.74	6.85	$148,262

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	13,108	$0.81
Granted	40	21.48
Exercised	3,890	0.74
Forfeited or expired	28	1.38
Outstanding at September 30, 2026	9,230	$0.93	6.00	$197,340
Vested or expected to vest at September 30, 2026	9,230	$0.93	6.00	$197,340
Exercisable at September 30, 2026	8,371	$0.79	5.96	$180,173

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	14,828	$1.19
Granted	—	—
Exercised	961	1.05
Forfeited or expired	96	1.19
Outstanding at September 30, 2025	13,771	$0.83	6.95	$207,638
Vested or expected to vest at September 30, 2025	10,930	$0.74	6.85	$148,262
Exercisable at September 30, 2025	10,930	$0.74	6.85	$148,262

Slide Insurance Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share amounts, unless otherwise stated)

A summary of the status of the Company’s nonvested options as of September 30, 2026 and 2025, and changes during the three and nine months ended September 30, 2026 and 2025, is presented below:

Nonvested Options	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at June 30, 2026	1,037	0.76
Granted	40	10.48
Vested	280	0.70
Forfeited or expired	—	—
Nonvested at September 30, 2026	797	1.27

Nonvested at June 30, 2025	3,623	0.66
Granted	—	—
Vested	1,126	0.74
Forfeited or expired	41	1.38
Nonvested at September 30, 2025	2,456	0.61

Nonvested Options	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2026	1,629	0.77
Granted	40	10.48
Vested	844	0.74
Forfeited or expired	28	1.38
Nonvested at September 30, 2026	797	1.27

Nonvested at January 1, 2025	4,268	1.36
Granted	—	—
Vested	1,710	0.89
Forfeited or expired	102	1.19
Nonvested at September 30, 2025	2,456	0.61

For the nine months ended September 30, 2026 and 2025, there was $562 and $1,254 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan, respectively. The total value of shares vested during the nine months ended September 30, 2026 and 2025 was $434 and $833, respectively.

Included in the tables above are 4.4 million performance-based option shares and 2.2 million performance-based option shares issued by the Company during 2023 and 2021, respectively. These shares vest based upon performance conditions including achievement of specific revenue and EBITDA targets. During the nine months ended September 30, 2026 and 2025, 6.05 million and 5.2 million shares, respectively, vested or were expected to vest from the performance-based shares based on achievement of the specified performance conditions, respectively. The total fair value of the performance shares vested or expected to vest during the months ended September 30, 2026 and 2025 were $4,255 and $3,673, respectively. As of September 30, 2026 and 2025, 550 thousand and 1.4 million of the performance-based options were unvested and had not yet had performance conditions met, with a total value of $485 and $1,067, respectively. The Company has recorded compensation expense, included in general and administrative expense in the Consolidated Statements of Operations and additional paid-in capital in the Consolidated Balance Sheets. The Company believes that it is probable this amount will be paid out, based upon Company performance.

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

Information with respect to the activity of unvested restricted stock awards during the three and nine months ended September 30, 2026 and 2025 is as follows:

Nonvested Restricted Stock	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at June 30, 2026	1,101	12.98
Granted	—	—
Vested	142	10.78
Forfeited or expired	—	—
Nonvested at September 30, 2026	959	13.30

Nonvested at June 30, 2025	1,822	10.64
Granted	10	14.72
Vested	144	10.64
Forfeited or expired	17	10.64
Nonvested at September 30, 2025	1,671	10.66

Nonvested Restricted Stock	Shares (in thousands)	Weighted- Average Grant-Date
Nonvested at January 1, 2026	1,098	11.28
Granted	335	16.47
Vested	433	10.89
Forfeited or expired	41	10.64
Nonvested at September 30, 2026	959	13.30

Nonvested at January 1, 2025	2,127	10.64
Granted	10	14.72
Vested	432	10.64
Forfeited or expired	34	10.64
Nonvested at September 30, 2025	1,671	10.66

The Company recognized compensation expense related to restricted stock, which is included in general and administrative personnel expenses, of $3,357 and $9,622 for the three and nine months ended September 30, 2026, and $2,696 and $8,167 for the three and nine months ended September 30, 2025, respectively. At September 30, 2026 and September 30, 2025, there was approximately $7,507 and $13,584, respectively, of total unrecognized compensation expense related to nonvested restricted stock arrangements. The Company expects to recognize the remaining compensation expense over a weighted-average period of 0.6 years.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized related to stock-based compensation for the nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred tax benefits recognized	$501	$724	$2,140	$2,287
Tax benefits realized for vested stock	103	938	315	1,899
Fair value of vested stock	309,472	172,481	309,472	172,481

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

	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents	$1,015,713	$480,972

19.
Subsequent Events

The Company performed an evaluation of subsequent events through October 29, 2026, the date the consolidated financial statements were issued, and determined there were no recognized or unrecognized subsequent events, other than those listed below, that would require an adjustment or additional disclosure in the consolidated financial statements as of September 30, 2026.

On October 9, 2026, Hurricane Isaias made landfall near Destin, Florida as a Category 2 hurricane. We are still evaluating the overall impact on net losses and do not expect the impact to be material to the financial statements.

On October 26, 2026, Slide Insurance Holdings, Inc. (the “Company”) entered into a $1.072 billion Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, including The Huntington National Bank, as administrative agent, collateral agent, issuing bank and swingline lender, and certain other lenders party thereto. The Credit Agreement provides for a $670 million revolving credit facility and a $402 million delayed draw term loan facility. The Credit Agreement replaced the Company’s existing amended and restated credit agreement, dated as of June 25, 2024 (as amended, including by the Third Amendment dated July 27, 2026), with Regions Bank as administrative agent, which provided for, among other things, a revolving credit facility of $530.4 million, and which was terminated in connection with the closing of the Credit Agreement. The interest rates applicable to loans under the Credit Agreement are based on a base rate plus a specified margin or Term SOFR plus a specified margin. The applicable margins vary based on the Company’s Consolidated Total Leverage Ratio and range from 2.00% to 2.75% for base rate loans and from 3.00% to 3.75% for SOFR loans. The Credit Agreement contains customary affirmative and negative covenants, including financial covenants, as well as customary events of default. Unless terminated earlier by the Company, the Credit Agreement is scheduled to mature on October 26, 2031. Borrowings under the Credit Agreement may be used for general corporate purposes of the Company and its subsidiaries, including to refinance existing indebtedness and to support organic and inorganic growth initiatives. Pursuant to the terms of the Credit Agreement, the Company has the ability to request increases to the revolving commitments and/or additional incremental term loans, subject to the agreement of existing or new lenders to provide such incremental commitments and the satisfaction of certain conditions, including compliance.

Additionally, on October 27, 2026, the Board of Directors approved a quarterly cash dividend of $0.07 per common share and a one-time special dividend of $1.50 per common share. The dividends will be payable on November 30, 2026, to shareholders of record as of the close of business on November 23, 2026. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.

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

Overview

Launched in 2021, we are a technology-enabled, fast-growing, coastal specialty insurer. We focus on profitable underwriting of single family, condominium and commercial residential policies in the property and casualty industry in coastal states along the Atlantic seaboard through our insurance subsidiary, Slide Insurance Company (“SIC”). SIC is licensed in Florida and South Carolina. In February 2025, we acquired an additional insurance subsidiary, Slide Specialty Insurance Company ("Slide Specialty"), which is licensed in New Hampshire, New Jersey, New York, Rhode Island and South Carolina. We utilize our differentiated technology and data-driven approach to focus on market opportunities that are underserved by other insurance companies. We acquire policies both from inorganic block acquisitions and subsequent renewals, as well as new business sales through a combination of independent agents and our direct-to-consumer (“DTC”) channel, through which we sell our insurance products directly to end consumers, without the use of retailers, brokers, agents or other intermediaries. We do not depend on any one key product or product line within the coastal specialty homeowners and commercial residential insurance market. We control all aspects of our value chain, including technology, underwriting, actuarial, distribution, claims and risk management which allows us to maximize profitability while maintaining disciplined underwriting standards.

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

In 2026 we assumed 47,718 policies, representing approximately $102.5 million in assumed unearned premiums from Citizens. These policies carry no upfront acquisition costs and are captured in our current treaty year reinsurance program.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, (in thousands)
	2026	2025	Change	% Change
Gross premiums written	$506,576	$463,394	$43,182	9.3%
Change in unearned premiums	(27,272)	(104,031)	76,759	(73.8)%
Gross premiums earned	479,304	359,363	119,941	33.4%
Ceded premiums earned	(145,958)	(116,309)	(29,649)	25.5%
Net premiums earned	333,346	243,054	90,292	37.1%
Net investment income	23,837	19,093	4,744	24.8%
Policy fees	3,155	2,440	715	29.3%
Other income	713	1,106	(393)	(35.5)%
Total revenue	$361,051	$265,693	$95,358	35.9%
Losses and loss adjustment expenses incurred, net	101,315	33,240	68,075	204.8%
Policy acquisition and other underwriting expenses	46,194	36,393	9,801	26.9%
General and administrative expenses	48,846	45,005	3,841	8.5%
Interest expense	1,587	909	678	74.6%
Depreciation expense	1,363	1,230	133	10.8%
Amortization expense	-	1,901	(1,901)	(100.0)%
Total expense	$199,305	$118,678	$80,627	67.9%
Net income before income tax expense	$161,746	$147,015	$14,731	10.0%
Income tax expense	23,516	36,018	(12,502)	(34.7)%
Net income	$138,230	$110,997	$27,233	24.5%
Loss ratio	30.4%	13.7%	16.7%
Expense ratio	28.9%	34.8%	(5.9)%
Combined ratio	59.3%	48.5%	10.8%
Policy acquisition expense ratio	13.9%	15.0%	(1.1)%
Debt to capitalization ratio	2.1%	3.5%	(1.4)%
Return on equity	11.1%	12.1%	(1.0)%
Return on tangible equity(1)	11.1%	12.2%	(1.1)%

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased to $506.6 million for the three months ended September 30, 2026 from $463.4 million for the three months ended September 30, 2025. The increase in gross premiums written was driven by growth of voluntary new business, and renewals of previously acquired Citizens policies and contributions from new state launches.

Gross premiums earned. Gross premiums earned increased to $479.3 million for the three months ended September 30, 2026 from $359.4 million for the three months ended September 30, 2025. The increase was driven primarily by strong premium production across the portfolio including prior years Citizen acquisitions.

Ceded premiums earned. Ceded premiums for the three months ended September 30, 2026 and 2025 were approximately $146.0 million and $116.3 million, respectively, representing 30.4% and 32.4%, respectively, of gross premiums earned. The $29.6 million increase was primarily attributable to increased catastrophe reinsurance costs in line with growth of the portfolio.

Net premiums earned. Net premiums earned increased to $333.3 million for the three months ended September 30, 2026 from $243.1 million for the three months ended September 30, 2025. The increase and year-over-year growth were directly driven by earnings growth from previous increases in voluntary homeowners and Citizens acquired policies, offset by higher reinsurance costs directly related to the growth of the portfolio.

Net investment income. Net investment income, inclusive of realized investment gains and losses, increased to $23.8 million for the three months ended September 30, 2026 from $19.1 million for the three months ended September 30, 2025, which was attributable to an increase in investable assets. Our average investable assets increased to $2,607 million for the three months ended September 30, 2026 from $1,874 million for the three months ended September 30, 2025.

Policy fees. Policy fees increased to $3.2 million for the three months ended September 30, 2026 from $2.4 million for the three months ended September 30, 2025. The increase in policy fees was primarily attributable to continued strong top-line growth.

Other income. Other income decreased to $0.7 million for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025. The decrease in other income was primarily attributable to a decrease in service fee revenue.

Total revenue. Total revenue increased to $361.1 million for the three months ended September 30, 2026 from $265.7 million for the three months ended September 30, 2025. The increase and year-over-year growth were directly driven by earnings growth from previous increases in voluntary homeowners and Citizens acquired policies.

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net increased to $101.3 million for the three months ended September 30, 2026 from $33.2 million for the three months ended September 30, 2025. There were no incurred losses from named storms during the three months ended September 30, 2026 and 2025. The increase in net losses and loss adjustment expenses incurred was primarily driven by the growth of the portfolio, increased convective storms activity in 2026, and lower prior year development in 2026 compared to 2025.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the three months ended September 30, 2026 and 2025 were $46.2 million and $36.4 million, respectively, representing 13.9% and 15.0% of net premiums earned, respectively. The increase was primarily attributable to increased renewal policies from prior year assumed Citizens' policies, resulting in increased policy acquisition costs in 2026.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2026 and 2025 were $48.8 million and $45.0 million, respectively, representing 14.7% and 18.5%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing and technology to support the Company’s strategic growth initiative. Personnel count increased to 652 at September 30, 2026 from 474 at September 30, 2025.

Interest expense. Interest expense increased to $1.6 million for the three months ended September 30, 2026 from $0.9 for the three months ended September 30, 2025. The increase was due primarily to the increase in debt financing costs.

Depreciation expense. Depreciation expense for the three months ended September 30, 2026 and 2025 was $1.4 million and $1.2 million, respectively. The increase was due primarily to depreciation of capitalized costs of internal-use software projects.

Amortization expense. Amortization expense for the three months ended September 30, 2026 and 2025 was $0.0 million and $1.9 million, respectively, representing 0.0% and 0.8%, respectively, of net premiums earned. The decrease was due primarily to intangible assets being fully amortized.

Income tax expense. Income tax expense was $23.5 million and $36.0 million for the three months ended September 30, 2026 and 2025 respectively. Our effective tax rate for each of the three months ended September 30, 2026 and 2025 was 14.5% and 24.5%, respectively. The decrease in our effective tax rate was primarily due to the favorable treatment of stock options and a benefit from the purchase of tax credits in the current period.

Ratios

Loss ratio. Our loss ratio increased to 30.4% for the three months ended September 30, 2026 from 13.7% for the three months ended September 30, 2025, primarily due to increased convective storms activity in 2026 and prior year development in 2025.

Expense ratio. Our expense ratio decreased to 28.9% for the three months ended September 30, 2026 from 34.8% for the three months ended September 30, 2025, primarily due to the scaling impact in net earned premium growth with more moderate operating expense growth and a reduction in amortization expense as intangible assets were fully amortized.

Combined ratio. Our combined ratio increased to 59.3% for the three months ended September 30, 2026 from 48.5% for the three months ended September 30, 2025, primarily due to increased convective storms activity in 2026, prior year development in 2025, offset by scaling impact in net earned premium growth with more moderate operating expense growth.

Policy acquisition expense ratio. Our policy acquisition expense ratio decreased to 13.9% for the three months ended September 30, 2026 from 15.0% for the three months ended September 30, 2025, primarily due to the scaling impact in net earned premium growth with more moderate policy acquisition expense growth.

Debt to capitalization ratio. Our debt to capitalization ratio decreased to 2.1% for the three months ended September 30, 2026 from 3.5% for the three months ended September 30, 2025, primarily as a result of growth in retained earnings from net income.

Return on equity. Our return on equity decreased to 11.1% for the three months ended September 30, 2026 from 12.1% for the three months ended September 30, 2025, primarily as a result of growth in retained earnings from net income.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, (in thousands)
	2026	2025	Change	% Change
Gross premiums written	$1,429,382	$1,177,027	$252,355	21.4%
Change in unearned premiums	17,005	(128,115)	145,120	(113.3)%
Gross premiums earned	1,446,387	1,048,912	397,475	37.9%
Ceded premiums earned	(386,523)	(295,958)	(90,565)	30.6%
Net premiums earned	1,059,864	752,954	306,910	40.8%
Net investment income	66,106	47,941	18,165	37.9%
Policy fees	9,127	6,428	2,699	42.0%
Other income	2,053	1,571	482	30.7%
Total revenue	$1,137,150	$808,894	$328,256	40.6%
Losses and loss adjustment expenses incurred, net	321,128	208,370	112,758	54.1%
Policy acquisition and other underwriting expenses	132,600	97,062	35,538	36.6%
General and administrative expenses	150,045	124,318	25,727	20.7%
Interest expense	3,363	2,739	624	22.8%
Depreciation expense	4,033	3,493	540	15.5%
Amortization expense	99	5,693	(5,594)	(98.3)%
Total expense	$611,268	$441,675	$169,593	38.4%
Net income before income tax expense	$525,882	$367,219	$158,663	43.2%
Income tax expense	113,275	93,647	19,628	21.0%
Net income	$412,607	$273,572	$139,035	50.8%
Loss ratio	30.3%	27.7%	2.6%
Expense ratio	27.1%	30.6%	(3.5)%
Combined ratio	57.4%	58.3%	(0.9)%
Policy acquisition expense ratio	12.5%	12.9%	(0.4)%
Debt to capitalization ratio	2.1%	3.5%	(1.4)%
Return on equity	34.2%	39.2%	(5.0)%
Return on tangible equity(1)	34.2%	39.6%	(5.4)%

(1)
Non-GAAP financial measure. See “Results of Operations – Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure.

Revenue

Gross premiums written. Gross premiums written increased to $1,429.4 million for the nine months ended September 30, 2026 from $1,177.0 million for the nine months ended September 30, 2025. The increase in net premiums written was driven by growth of voluntary new business, and renewals of previously acquired Citizens policies and contributions from new state launches.

Gross premiums earned. Gross premiums earned increased to $1,446.4 million for the nine months ended September 30, 2026 from $1,048.9 million for the nine months ended September 30, 2025. The increase was driven primarily by the earnings resulting from strong premium production across the portfolio including prior years Citizen acquisitions.

Ceded premiums earned. Ceded premiums for the nine months ended September 30, 2026 and 2025 were approximately $386.5 million and $296.0 million, respectively, representing 26.7% and 26.1%, respectively, of gross premiums earned. The $90.6 million increase was primarily attributable to increased catastrophe reinsurance costs in line with growth of the portfolio.

Net premiums earned. Net premiums earned increased to $1,059.9 million for the nine months ended September 30, 2026 from $753.0 million for the nine months ended September 30, 2025. The increase and year-over-year growth were directly driven by earnings growth from previous increases in voluntary homeowners and Citizens acquired policies, offset by higher reinsurance costs directly related to the growth of the portfolio.

Net investment income. Net investment income, inclusive of realized investment gains and losses, increased to $66.1 million for the nine months ended September 30, 2026 from $47.9 million for the nine months ended September 30, 2025, which was attributable to an increase in investable assets. Our average investable assets increased to $2,359 million for the nine months ended September 30, 2026 from $1,568 million for the nine months ended September 30, 2025.

Policy fees. Policy fees increased to $9.1 million for the nine months ended September 30, 2026 from $6.4 million for the nine months ended September 30, 2025. The increase in policy fees was primarily attributable to continued strong top-line growth.

Other income. Other income increased to $2.1 million for the nine months ended September 30, 2026 from $1.6 million for the nine months ended September 30, 2025. The increase in other income was primarily attributable to an increase in service fee revenue.

Total revenue. Total revenue increased to $1,1137.2 million for the nine months ended September 30, 2026 from $808.9 million for the nine months ended September 30, 2025. The increase and year-over-year growth were directly driven by earnings growth from previous increase in voluntary homeowners and Citizens acquired policies

Expenses

Losses and loss adjustment expenses incurred, net. Losses and loss adjustment expenses incurred, net increased to $321.1 million for the nine months ended September 30, 2026 from $208.4 million for the nine months ended September 30, 2025. There were no incurred losses from named storms during the nine months ended September 30, 2026 and 2025. The increase in net losses and loss adjustment expenses incurred was primarily driven by the increase in the growth of the portfolio, increased convective storms activity in 2026, and prior year development in 2025.

Policy acquisition and other underwriting expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30, 2026 and 2025 were $132.6 million and $97.1 million, respectively, representing 12.5% and 13.0% of net premiums earned, respectively. The increase was primarily attributable to increased renewal policies from prior year assumed Citizens' policies, resulting in increased policy acquisition costs in 2026.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2026 and 2025 were $150.0 million and $124.3 million, respectively, representing 14.2% and 15.6%, respectively, of net premiums earned. The increase was due primarily to the growth in staffing and technology to support the Company’s strategic growth initiatives. Personnel count increased to 652 at September 30, 2026 from 474 at September 30, 2025.

Interest expense. Interest expense increased to $3.4 million for the nine months ended September 30, 2026 from $2.7 million for the nine months ended September 30, 2025. The increase was due primarily to the increased debt issuance costs.

Depreciation expense. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $4.0 million and $3.5 million, respectively. The increase was due primarily to increased depreciation of capitalized costs of internal-use software projects.

Amortization expense. Amortization expense for the nine months ended September 30, 2026 and 2025 was $0.1 million and $5.7 million, respectively, representing 0.0% and 0.8%, respectively, of net premiums earned. The decrease was due primarily to intangible assets being fully amortized.

Income tax expense. Income tax expense was $113.3 million and $93.6 million for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate for each of the nine months ended September 30, 2026 and 2025 was 21.5% and 25.5%, respectively. The decrease in our effective tax rate was primarily due to the favorable treatment of stock options and a benefit from the purchase of tax credits in the current period.

Ratios

Loss ratio. Our loss ratio increased to 30.3% for the nine months ended September 30, 2026 from 27.7% for the nine months ended September 30, 2025, primarily due to increased convective storms activity in 2026 and prior year loss development in 2025.

Expense ratio. Our expense ratio decreased to 27.1% for the nine months ended September 30, 2026 from 30.6% for the nine months ended September 30, 2025, primarily due to the scaling impact in net earned premium growth with more moderate operating expense growth and a reduction in amortization expense as intangible assets were fully amortized.

Combined ratio. Our combined ratio decreased to 57.4% for the nine months ended September 30, 2026 from 58.3% for the nine months ended September 30, 2025, primarily due to the scaling impact in net earned premium growth with more moderate operating expense growth and a reduction in amortization expense as intangible assets were fully amortized.

Policy acquisition expense ratio. Our policy acquisition expense ratio decreased to 12.5% for the nine months ended September 30, 2026 from 12.9% for the nine months ended September 30, 2025, primarily due to scaling impact in net earned premium growth with more moderate policy acquisition expense growth.

Debt to capitalization ratio. Our debt to capitalization ratio decreased to 2.1% for the nine months ended September 30, 2026 from 3.5% for the nine months ended September 30, 2025, primarily as a result of growth in retained earnings from net income.

Return on equity. Our return on equity decreased to 34.2% for the nine months ended September 30, 2026 from 39.2% for the nine months ended September 30, 2025, primarily as a result of growth in retained earnings from net income.

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

Return on tangible equity

The following table sets forth a reconciliation of return on tangible equity to return on equity, the most directly comparable GAAP measure:

	Three Months Ended September 30, (in thousands)		Year Ended December 31,
	2026	2025	2025
Numerator: Net Income	$138,230	$110,997	$443,958
Denominator:
Average shareholders' equity	1,248,741	916,140	773,200
Less: Average goodwill and other intangible assets	(2,603)	(5,553)	(6,499)
Average tangible shareholders' equity	1,246,138	910,587	766,701
Return on tangible equity	11.1%	12.2%	57.9%
Return on equity	11.1%	12.1%	57.4%

	Nine Months Ended September 30, (in thousands)		Year Ended December 31,
	2026	2025	2025
Numerator: Net Income	$412,607	$273,572	$443,958
Denominator:
Average shareholders' equity	1,207,952	698,690	773,200
Less: Average goodwill and other intangible assets	(2,653)	(7,449)	(6,499)
Average tangible shareholders' equity	1,205,299	691,241	766,701
Return on tangible equity	34.2%	39.6%	57.9%
Return on equity	34.2%	39.2%	57.4%

Our return on tangible equity decreased to 11.1% for the three months ended September 30, 2026 from 12.2% for the three months ended September 30, 2025, primarily as a result of growth in retained earnings from net income. .

Our return on tangible equity decreased to 34.2% for the nine months ended September 30, 2026 from 39.6% for the nine months ended September 30, 2025, primarily as a result of growth in retained earnings from net income.

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

Florida Statute Section 624.408 requires SIC to maintain a minimum level of surplus of not less than the greater of 10% of the Company’s total liabilities, or $15,000. Based on this requirement, SIC was required to maintain capital and surplus of $79,534 and $113,922 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, SIC’s statutory-basis surplus totaled $503,095 and $417,940, meeting the minimum surplus requirements.

Rhode Island General Laws 27-1-37 required a domestic insurer to maintain a minimum capital stock of $1,000 and $2,000 in surplus. SSIC had $1,500 in capital stock as of September 30, 2026 and December 31, 2025, respectively 48,373 and 50,249 as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, we had $1.717 billion and $1.683 billion, respectively, in cash, cash equivalents, restricted cash and cash equivalents, which primarily consisted of cash, money market accounts and US Treasury bills. We intend to maintain substantial cash or cash-equivalent balances during hurricane season to meet seasonal liquidity needs relating to potential catastrophic losses. However, in the event of a failure of the financial institution, there is a chance we may be unable to access such funds and may incur a loss to the extent such balance exceeds the FDIC insurance limits, which could have a negative impact on our liquidity and financial condition.

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

	Nine Months Ended September 30, (in thousands)
	2026	2025	Change	% Change
Cash Flows provided by (used in):
Operating activities	547,039	375,702	171,337	45.6%
Investing activities	(306,491)	(605)	(305,886)	50559.7%
Financing activities	(206,430)	237,253	(443,683)	(187.0)%
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	34,118	612,350	(578,232)	(94.4)%

For the nine months ended September 30, 2026, cash flows provided by operating activities was $547.0 million, an increase of $171.3 million from the nine months ended September 30, 2025, driven by an increase in net income and change in certain balance sheet accounts. For the nine months ended September 30, 2026, cash flows used in investing activities was $306.5 million, a decrease of $305.9 million from cash provided by investing activities for the nine months ended September 30, 2025, driven by an increase in purchases of fixed-maturity securities available-for-sale. For the nine months ended September 30, 2026, cash flows used in financing activities was $206.4 million, a decrease of $443.7 million from the nine months ended September 30, 2025, driven by the repurchase and retirement of common stock through the repurchase program and proceeds from our initial public offering in 2025.

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

Off-Balance Sheet Arrangement

At September 30, 2026, we do not maintain any off-balance sheet arrangements.

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

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of September 30, 2026:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
Debt securities and credit agreements	$32,000	$5,000	$27,000	$-	$-
Interest payable (1)	4,863	2,016	2,847	-	-
Operating lease obligations	9,331	2,448	5,103	1,780	-
Total	$46,194	$9,464	$34,950	$1,780	$-

(1) Interest on the Credit Facility is calculated using the 7.1% interest rate in effect at September 30, 2026 with the assumption that interest rates remain flat over the remainder of the period that the Credit Facility is outstanding. At our option, we may prepay the Credit Facility, in whole or in part, without premium or penalty.

Financial Condition

Stockholders’ Equity

As of September 30, 2026, stockholders’ equity was $1,302.6 million. As of December 31, 2025, total stockholders’ equity was $1,113.2 million. The increase was primarily due to increased retained earnings from net income offset by the repurchase and retirement of common stock through the repurchase program.

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

Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities and equity securities. As of September 30, 2026, the majority of our investments, or $817.9 million, was comprised of fixed income securities rated BBB- or better. Our investments also include $23.8 million of equity securities and $6.7 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $700.6 million and a restricted cash and cash equivalents balance of $1,016.5 million as of September 30, 2026.

As of December 31, 2025, the majority of our investments, or $588.2 million, was comprised of fixed income securities rated BBB- or better. Our investments also included $4.0 million of other securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $1,201.2 million and a restricted cash and cash equivalents balance of $481.8 million as of December 31, 2025.

As of September 30, 2026, and December 31, 2025, the amortized cost and fair value on available for sale securities were as follows:

	As of September 30, 2026
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$202,288	$196,696	24.0%
Obligations of state and political subdivisions	268,691	257,983	31.5%
Corporate securities	303,335	290,506	35.5%
Asset-backed securities	79,674	74,133	9.0%
Total available for sale investments	$853,988	$819,318	100%

	As of December 31, 2025
Fixed Maturity Securities:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Obligations of the U.S. Treasury and U.S. Government agencies	$155,600	$157,575	26.7%
Obligations of state and political subdivisions	203,485	207,274	35.1%
Corporate securities	171,501	175,007	29.7%
Asset-backed securities	49,536	49,864	8.5%
Total available for sale investments	$580,122	$589,720	100%

The following tables provide the credit quality of available for sale investments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$77,149	$73,752	9.0%
AA+	333,701	320,854	39.1%
AA	75,527	72,074	8.8%
AA-	58,984	56,599	6.9%
A+	70,487	67,853	8.3%
A	61,826	58,950	7.2%
A-	55,338	52,732	6.4%
BBB+	61,659	59,806	7.3%
BBB	50,967	48,775	6.0%
BBB-	6,902	6,510	0.8%
Not Rated	1,448	1,412	0.2%
Total available for sale investments	$853,988	$819,318	100%

	As of December 31, 2025
Rating:	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
AAA	$55,471	$56,321	9.6%
AA+	242,675	245,780	41.7%
AA	56,183	57,084	9.7%
AA-	40,755	41,733	7.1%
A+	34,234	34,815	5.9%
A	37,219	37,755	6.4%
A-	31,055	31,712	5.4%
BBB+	42,157	43,334	7.3%
BBB	35,257	35,935	6.1%
BBB-	3,694	3,772	0.6%
Not Rated	1,420	1,480	0.2%
Total available for sale investments	$580,122	$589,720	100%

The amortized cost and fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2026 and December 31, 2025 are displayed in the tables below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of September 30, 2026
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$41,895	$41,894	5.1%
Due after one year through five years	370,850	363,496	44.4%
Due after five years through 10 years	336,558	316,926	38.7%
Due after 10 years	104,685	97,002	11.8%
Total available for sale investments	$853,988	$819,318	100%

	As of December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in one year or less	$48,155	$48,353	8.2%
Due after one year through five years	303,205	309,550	52.5%
Due after five years through 10 years	165,622	168,346	28.5%
Due after 10 years	63,140	63,471	10.8%
Total available for sale investments	$580,122	$589,720	100%

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

We expect to no longer be an “emerging growth company” effective December 31, 2026.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2026 ($ in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$717,102	$(102,216)	(12.5)%
200 basis point increase	749,489	(69,830)	(8.5)%
100 basis point increase	783,561	(35,758)	(4.4)%
100 basis point decrease	856,762	37,443	4.6%
200 basis point decrease	895,891	76,573	9.3%
300 basis point decrease	936,706	117,387	14.3%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed-maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector. Pursuant to our investment policy, only $1.0 million may be invested in below investment grade bonds. The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 4.43 years and 3.50 years at September 30, 2026 and December 31, 2025, respectively. To the extent interest rates decrease during 2026, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2026, the estimated weighted average credit quality rating of the fixed maturity securities portfolio was AA-, at fair value, consistent with the average rating at December 31, 2025. For more information regarding the composition of our fixed-maturity securities portfolio, see “—Financial Condition—Investment Portfolio” within Item 2.

Foreign Currency Exchange Risk

At September 30, 2026, we did not have any material exposure to foreign currency related risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 5. Other Information.

Securities Trading Plans of Directors and Officers

None of the Company's directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended September 30, 2026, except as described in the table below:

Name and Title	Date Adopted or Terminated	Type of Trading Arrangement(1)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Matthew Larson, Chief Risk Officer *	5/4/2026	Rule 10b5-1 trading arrangement	Sale	4/30/2027	84,497
Robert D. Gries, Jr. (GRM Family Limited Partnership), Board Director	9/14/2026	Rule 10b5-1 trading arrangement	Sale	9/8/2027	600,000

*We inadvertently omitted the disclosure of a Rule 10b5-1 Plan adopted by Matthew Larson, Chief Risk Officer, on May 4, 2026, in Item 5 of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Slide Insurance Holdings, Inc.

Date: October 29, 2026		/s/ Bruce Lucas
	By:	Bruce Lucas
	Its:	Chief Executive Officer (Duly Authorized Officer)

Date: October 29, 2026		/s/ Anastasios Omiridis
	By:	Anastasios Omiridis
	Its:	Chief Financial Officer (Principal Financial Officer)